Form 10-Q
period 1994-03-31
SUMMIT TAX EXEMPT BOND FUND LP
filed 1994-05-16
CIK 786156

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1994

                                       OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 1-9373

                       SUMMIT TAX EXEMPT BOND FUND, L.P.
- - --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                        13-3323104
- - --------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)
                                                (I.R.S. Employer Identification
                                                No.)

625 Madison Ave., New York, N.Y.                10022
- - --------------------------------------------------------------------------------
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code (212) 421-5333

                                      N/A
- - --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

   Indicate by check CK whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _CK_ No __

                         Part I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                       SUMMIT TAX EXEMPT BOND FUND, L.P.
                            (a limited partnership)
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                       March 31,       December 31,
                                                                         1994              1993
- - ---------------------------------------------------------------------------------------------------
ASSETS
Participating first mortgage bonds, net                              $  84,295,027     $ 84,262,524
Assets held for sale, net                                               45,243,550       45,243,550
Temporary investments                                                    1,925,952        1,500,760
Cash                                                                       104,848          200,227
Promissory notes receivable, net                                         7,198,559        7,243,567
Deferred bond selection fees, net                                        1,970,815        2,008,329
Interest receivable                                                        892,280          890,798
Deferred financing fees, net                                               484,688          516,644
Other assets                                                                 7,499           15,306
                                                                     -------------     ------------
Total assets                                                         $ 142,123,218     $141,881,705
                                                                     -------------     ------------
                                                                     -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Loan payable                                                         $  13,680,866     $ 13,680,866
Deferred income                                                          1,590,010        1,666,349
Due to affiliates                                                          342,347           70,950
Accrued expenses                                                           211,727          300,669
Accrued interest                                                                --           84,821
                                                                     -------------     ------------
Total liabilities                                                       15,824,950       15,803,655
                                                                     -------------     ------------
Commitments and contingencies
Partners' capital
Limited partners (7,906,234 BUC$ issued and outstanding)               126,631,733      126,415,919
General partners                                                          (333,465)        (337,869)
                                                                     -------------     ------------
Total partners' capital                                                126,298,268      126,078,050
                                                                     -------------     ------------
Total liabilities and partners' capital                              $ 142,123,218     $141,881,705
                                                                     -------------     ------------
                                                                     -------------     ------------
- - ---------------------------------------------------------------------------------------------------
                                 See notes to financial statements

                       SUMMIT TAX EXEMPT BOND FUND, L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                            Three months ended
                                                                                 March 31,
                                                                         -------------------------
                                                                            1994           1993
- - --------------------------------------------------------------------------------------------------
REVENUES
Interest income from participating first mortgage bonds                  $1,600,164     $1,758,587
Income from assets held for sale, net                                       813,498        452,761
Interest income from promissory notes                                       159,885        132,375
Interest income from temporary investments                                    7,381          5,943
                                                                         ----------     ----------
                                                                          2,580,928      2,349,666
                                                                         ----------     ----------
EXPENSES
Interest expense                                                            252,320        209,922
Management fees                                                             167,969        167,969
Loan servicing fees and expenses                                             82,834         82,834
General and administrative                                                   78,924        127,851
Amortization of deferred bond selection fees                                 37,514         37,514
Amortization of deferred financing fees                                      31,956         24,411
Legal expense                                                                15,000         95,000
                                                                         ----------     ----------
                                                                            666,517        745,501
                                                                         ----------     ----------
Net income                                                               $1,914,411     $1,604,165
                                                                         ----------     ----------
                                                                         ----------     ----------
ALLOCATION OF NET INCOME
Limited partners                                                         $1,876,123     $1,572,082
                                                                         ----------     ----------
                                                                         ----------     ----------
General partners                                                         $   38,288     $   32,083
                                                                         ----------     ----------
                                                                         ----------     ----------
Net income per BUC                                                       $      .24     $      .20
                                                                         ----------     ----------
                                                                         ----------     ----------
- - --------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                            LIMITED         GENERAL
                                                            PARTNERS       PARTNERS         TOTAL
- - -----------------------------------------------------------------------------------------------------
Partners' capital (deficit)--December 31, 1993            $126,415,919     $(337,869)    $126,078,050
Net income                                                   1,876,123        38,288        1,914,411
Distributions                                               (1,660,309)      (33,884)      (1,694,193)
                                                          ------------     ---------     ------------
Partners' capital (deficit)--March 31, 1994               $126,631,733     $(333,465)    $126,298,268
                                                          ------------     ---------     ------------
                                                          ------------     ---------     ------------
- - -----------------------------------------------------------------------------------------------------
                                  See notes to financial statements

                       SUMMIT TAX EXEMPT BOND FUND, L.P.
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                             Three months ended
                                                                                 March 31,
                                                                        ----------------------------
                                                                           1994             1993
- - ----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Interest received                                                       $ 1,702,111     $  1,960,640
Cash received from assets held for sale, net                                813,498          452,761
Interest paid                                                              (337,142)        (209,922)
Fees and expenses paid                                                     (154,461)        (133,637)
                                                                        -----------     ------------
Net cash provided by operating activities                                 2,024,006        2,069,842
                                                                        -----------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net purchase of temporary investments                                      (425,192)        (314,914)
                                                                        -----------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid                                                       (1,694,193)      (1,694,193)
Funds borrowed                                                                   --       13,680,866
Repayment of loan payable                                                        --          (45,620)
Financing fees paid                                                              --         (484,420)
Repayment of loan from affiliate                                                 --       (3,000,000)
Loans made to affiliates                                                         --      (10,000,000)
                                                                        -----------     ------------
Net cash used in financing activities                                    (1,694,193)      (1,543,367)
                                                                        -----------     ------------
Net increase (decrease) in cash                                             (95,379)         211,561
Cash at beginning of period                                                 200,227          151,621
                                                                        -----------     ------------
Cash at end of period                                                   $   104,848     $    363,182
                                                                        -----------     ------------
                                                                        -----------     ------------
- - ----------------------------------------------------------------------------------------------------
SCHEDULE RECONCILING NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
Net income                                                              $ 1,914,411     $  1,604,165
                                                                        -----------     ------------
Adjustments to reconcile net income to net cash provided by
  operating activities:
Accretion of valuation allowance                                            (32,503)         (32,503)
Accretion of deferred income                                                (31,331)         (31,331)
Amortization of deferred bond selection fees                                 37,514           37,514
Amortization of deferred financing fees                                      31,956           24,411
Changes in:
  Promissory notes receivable, net                                           45,008           39,553
  Interest receivable                                                        (1,482)         (22,438)
  Other assets                                                                7,807          163,179
  Deferred income                                                           (45,008)         (39,553)
  Due to affiliates                                                         271,397          298,482
  Accrued expenses                                                          (88,942)          28,363
  Interest payable                                                          (84,821)              --
                                                                        -----------     ------------
Total adjustments                                                           109,595          465,677
                                                                        -----------     ------------
Net cash provided by operating activities                               $ 2,024,006     $  2,069,842
                                                                        -----------     ------------
                                                                        -----------     ------------
- - ----------------------------------------------------------------------------------------------------
                                 See notes to financial statements

                       SUMMIT TAX EXEMPT BOND FUND, L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1994
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of March 31, 1994 and the results of its operations and its cash flows for the three months ended March 31, 1994 and 1993. However, the operating results for the interim periods may not be considered indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1993.

   Certain balances for the prior period have been reclassified to conform with the current financial statement presentation.

B. Related Parties

   For several properties collateralizing the participating first mortgage bonds (``FMBs'') which are classified as Assets Held for Sale in the financial statements (The Mansions, securing a $19,450,000 bond; High Pointe Club, securing an $8,900,000 bond; Greenway Manor, securing a $12,850,000 bond and Cedar Creek, securing an $8,100,000 bond), the original owners of the underlying properties and obligors of the FMBs have been replaced with entities affiliated with the Related Tax Exempt Bond Associates, Inc. (the ``Related General Partner'') which have not made equity investments. These entities have assumed the day-to-day responsibilities and obligations of the underlying properties. Buyers are being sought who would make equity investments in the underlying properties and assume the nonrecourse obligations for the FMBs. Although these properties are not producing sufficient cash flow to fully service the debt (see Note C), the Partnership has no present intention to declare a default on such FMBs.

   In 1992, the Partnership loaned approximately $540,000 to The Mansions, Cedar Creek and Cypress Run properties to enable them to pay property taxes. The loans to The Mansions and Cedar Creek are self-amortizing over two years with interest at 8.5% per annum beginning in June 1992. The Cypress Run loan requires interest only payments commencing July 1, 1992 and principal payable in full at the end of the two-year period. The loans made to The Mansions and Cedar Creek (approximately $220,000) were recorded as a reduction in income from assets held for sale because the FMBs are classified as Assets Held for Sale paying interest on a cash flow basis. Due to the delinquent property taxes on the Cypress Run property, an allowance for possible loss was established on this loan during 1993.

   Effective April 1, 1994, Mansion Apartment Project Investors, Inc., the owner of the property underlying The Mansion's FMB, sold its ownership interest in The Mansions to Independence Apartments Associates, L.P., an unrelated third party (``Independence''). Independence assumed the obligations under the Partnership's $19,450,000 FMB as well as $400,000 of the $452,000 mortgage note with a lender affiliated with the Related General Partner by assignment from the seller. In addition, Independence paid $700,000 in cash. Notwithstanding the assumption by Independence of the FMB, the Partnership has agreed to forbear on its rights and remedies in declaring an interest payment default under the FMB loan documents provided Independence makes minimum monthly interest payments to the Partnership equal to approximately $81,000 per month together with payments to the replacement reserve escrow account of approximately $4,500 per month. The forbearance period expires September 30, 1994.

   The General Partners and their affiliates perform services for the Partnership which include but are not limited to: accounting and financial management; registrar, transfer and assignment functions; asset management; investor communications; printing services and other administrative services. The General Part-ners and their affiliates receive reimbursements for costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. The costs and expenses were:

                                                                             Three months ended
                                                                                  March 31,
                                                                            ---------------------
                                                                              1994         1993
- - -------------------------------------------------------------------------------------------------
Prudential-Bache Properties, Inc. (``PBP'') and affiliates
  General and administrative                                                $ 24,016     $ 31,579
  Management fee                                                              83,984       83,984
                                                                            --------     --------
                                                                             108,000      115,563
                                                                            --------     --------
Related General Partner and affiliates
  Loan servicing fees and expenses                                            82,834       82,834
  General and administrative                                                   6,049       12,735
  Management fee                                                              83,985       83,985
                                                                            --------     --------
                                                                             172,868      179,554
                                                                            --------     --------
                                                                            $280,868     $295,117
                                                                            --------     --------
                                                                            --------     --------

   The General Partners are paid, in aggregate, an annual management fee equal to .5% of the total invested assets (which equals the original face amount of the total FMBs).

   An affiliate of the Related General Partner receives loan servicing fees in the amount of .25% per annum of the principal amount outstanding on mortgage loans serviced by the affiliate.

   A division of Prudential Securities Incorporated (``PSI''), an affiliate of PBP, receives a fee for the purchase, sale, and safekeeping of the Partnership's temporary investments. This account is maintained in accordance with the Partnership Agreement.

   Several executive officers and directors of the Related General Partner own less than 1% of the outstanding BUC$.

C. Assets Held for Sale

   Assets Held for Sale and the related income thereon are as follows:

                                                                                       Net cash received
                                                                                         for the three
                                                                                          months ended
                                                         Carrying         Face             March 31,
                            Call          Maturity        Value          Amount       --------------------
                            Date            Date          of FMB         of FMB         1994        1993
- - ----------------------------------------------------------------------------------------------------------
Cedar Creek,            Dec. 1998       Dec. 2006      $ 7,798,550     $ 8,100,000    $134,672    $112,535
  McKinney, Tx
High Pointe Club,       June 1998       June 2006        7,545,000       8,900,000     135,000      22,175
  Harrisburg, Pa
The Mansions,           May 1998        May 2010        17,600,000      19,450,000     318,826     318,051
  Independence, Mo
Greenway Manor          Oct. 1998       Sept. 2006      12,300,000      12,850,000     225,000          --
  St. Louis, Mo*
                                                       ------------    -----------    --------    --------
                                                       $45,243,550     $49,300,000    $813,498    $452,761
                                                       ------------    -----------    --------    --------
                                                       ------------    -----------    --------    --------

* On June 30, 1993, the original owner of the property was replaced by an owner who did not make an equity investment and the FMB was classified as an Asset Held for Sale. Prior to this classification, cash received was recorded as interest income from participating first mortgage bonds.

D. Commitments and Contingencies

   On or about October 18, 1993, a putative class action, entitled Kinnes, et al. v. Prudential Securities Incorporated et al., No. CIV-93-654 was filed in the United States District Court for the District of Arizona, purportedly on behalf of investors in the Partnership, against the Partnership, PBP, Prudential Securities

Incorporated and a number of other defendants. Plaintiffs allege claims for violation of The Racketeering Influenced and Corrupt Organizations Act of 1970 (``RICO'') statutes, breach of fiduciary duty, fraud and deceit, negligence, and an accounting. Plaintiffs seek unspecified compensatory, punitive and treble damages, and rescission, including costs and attorney fees, but the only relief sought against the Partnership is an accounting. No claims for monetary relief have been asserted against the Partnership in this action. Certain defendants filed a motion to dismiss on December 22, 1993. The court has stayed all proceedings in the case pending a decision on a motion before the Judicial Panel on Multi-District Litigation to transfer the case. On April 14, 1994, the Judicial Panel on Multi-District Litigation entered an order transferring Kinnes and several other cases to a single judge in the United States District Court for the Southern District of New York for consolidated or coordinated pre-trial proceedings. Plaintiffs have stated that they intend to file a consolidated amended complaint in the Multi-District Litigation proceeding.

   On or about November 16, 1993, a putative class action entitled Dan Connelly et al. v. Prudential-Bache Securities Inc. et al., No. CIV-93-713 was filed in United States District Court for the District of Arizona, purportedly on behalf of investors in the Partnership against the Partnership, PBP, Prudential Securities Incorporated and a number of other defendants. An amended complaint was filed on December 6, 1993. Plaintiffs allege fraud, breach of fiduciary duty, negligent misrepresentation, malpractice and violation of the federal securities laws and RICO statutes. Plaintiffs seek unspecified compensatory, punitive and treble damages, disgorgement and restitution of all earnings, profits, compensation and benefits received by defendants and rescission including costs and attorney fees and an accounting. Plaintiffs have filed a motion to consolidate the Connelly case with the Kinnes action. The court has stayed all proceedings in the case pending a decision on a motion before the Judicial Panel on Multi-District Litigation to transfer the case. On May 4, 1994, the clerk of the Judicial Panel on Multi-District Litigation entered a conditional transfer order transferring Connelly and five other cases as ``Tag Along'' actions to the Multi-District Litigation proceedings in New York, unless a party objects by May 19, 1994 to this transfer. The ultimate outcome of this litigation as well as the impact on the Partnership cannot presently be determined. Accordingly, no provision for any loss that may result upon resolution of this matter has been made in the accompanying financial statements.

   On January 3, 1992, a putative class action, entitled Levine v. Prudential-Bache Properties, Inc. et al. No. 92 C 0052 was filed in the United States District Court for the Northern District of Illinois against the General Partners and others, including Prudential Securities Incorporated. Plaintiffs comprise a total of seven individual investors who have brought suit on behalf of themselves and a class of others who purchased interests in: the Partnership; Summit Tax Exempt, L.P. II and Summit Tax Exempt, L.P. III (collectively, the ``Bond Funds''). Plaintiffs are also suing derivatively on behalf of the Bond Funds. Defendants include, among others, the General Partners and Assignor Limited Partner in the Bond Funds.

   This complaint alleges that the plaintiffs purchased the Bond Funds in reliance on offering materials and oral representations that were false and misleading. The complaint includes counts for alleged violations of RICO, federal and state securities laws, common-law fraud, breach of fiduciary duty and negligence. Plaintiffs seek rescission, compensatory and punitive damages, treble damages under RICO, and attorneys' fees and costs.

   On August 10, 1992, defendants filed motions to dismiss on the grounds, among others, that all of plaintiffs' claims were barred by the applicable statutes of limitations and that plaintiffs otherwise failed to state any claims against defendants. In lieu of responding to the motions to dismiss, on March 17, 1993, plaintiffs were granted leave to file an amended complaint. Plaintiffs' amended complaint was filed on March 31, 1993; on April 30, 1993, defendants moved to dismiss and that motion is fully briefed. On November 10, 1993, Plaintiffs moved to voluntarily dismiss certain defendants from the litigation, including PBP, and for leave to amend the action against the remaining defendants. Plaintiffs subsequently determined to voluntarily dismiss all defendants, but then decided not to dismiss PBP and Prudential Securities Incorporated, in light of the pending motion before the Judicial Panel on Multi-District Litigation, which seeks transfer of the action.

   On or about March 16, 1994, the court entered an order in Levine v. Prudential-Bache Properties, Inc., voluntarily dismissing without prejudice all claims against the Related General Partner, all of its affiliates that were named as defendants, and certain other defendants. Pursuant to a stipulation dated March 3, 1994, the defendants that were dismissed from the action by the court's order have agreed to toll the statutes of limitations until December 25, 1995, subject to certain limitations and conditions set forth in the stipulation.

The action continues to pend against PBP and Prudential Securities Incorporated. On April 14, 1994, the Judicial Panel on Multi-District Litigation deferred the transfer of the Levine action to the United States District Court for the Southern District of New York in order to allow the United States District Court for the Northern District of Illinois to decide the Prudential defendants' pending motion to dismiss.

   A derivative action entitled Litman et al. v. Prudential-Bache Properties, Inc. et al. No. 12137 was filed in Delaware Chancery Court, against the General Partners and the parent company of PBP. Plaintiffs are individual investors who purchased Partnership interests. Defendants include the General Partners of the Partnership and also Bache Group, Inc. Plaintiffs' initial complaint, which was filed as a putative class action alleging breach of fiduciary duty, was dismissed as legally insufficient. On April 30, 1992, plaintiffs filed an amended complaint.

   The amended complaint, which was solely a derivative action brought on behalf of the Partnership, alleges that the defendants breached their fiduciary duties in managing the affairs of the Partnership. Plaintiffs seek an indeterminate amount of damages as well as attorneys' fees and costs. On June 5, 1992, defendants filed a motion to dismiss the amended complaint in its entirety on several grounds, including statute of limitations and failure to state a claim. On January 4, 1993, defendants' motion was granted, and the amended complaint was dismissed without leave to replead.

   On February 2, 1993, plaintiffs filed a notice of appeal. On February 16, 1993, defendants filed a cross-appeal which appealed the court's failure to dismiss plaintiffs' claims on statute of limitations grounds. After hearing oral argument, the Delaware Supreme Court on November 18, 1993 remanded the action to the Chancery Court for the limited purpose of determining whether plaintiffs' claims were time-barred. On January 14, 1994, the Chancery Court concluded that they were. After hearing all arguments, the Delaware Supreme Court on April 21, 1994 affirmed the decision of the Chancery Court dismissing the action for the reasons set forth in the Chancery Court memorandum opinion of January 14, 1994.

   On March 6, 1991, a derivative action entitled Virginia First Savings Bank F.S.B., et al. v. Tax Exempt Bond Associates, Inc., et al., No. L91-726 was filed in Virginia Circuit Court against the General Partners and others. Plaintiffs are one named and other unknown individual investors who are purportedly suing on behalf of the Partnership. Defendants include, among others, the Partnership and its General Partners. The complaint alleges breach of fiduciary duty. Plaintiffs seek an indeterminate amount of damages.

   Defendants have moved to dismiss the complaint on the grounds that (i) plaintiffs are precluded from bringing the action by a previous decision; (ii) plaintiffs failed to adequately plead a valid derivative claim and that (iii) the court lacks jurisdiction over certain defendants.

   The General Partners intend to vigorously defend the Partnership and themselves in these actions but the reasonably possible loss to the Partnership is not presently subject to estimation. The General Partners may be entitled to indemnification pursuant to the terms of the Partnership Agreement.

   PBP is also named as a defendant, together with other parties, in pending legal proceedings involving other limited partnerships. Although a number of cases have been resolved, others are still pending. PBP intends to defend itself vigorously against such actions.

E. Subsequent Events

   In May 1994, a distribution of approximately $1,660,000 and $34,000 was paid to the limited partners and General Partners, respectively, for the quarter ended March 31, 1994.

                       SUMMIT TAX EXEMPT BOND FUND, L.P.
                            (a limited partnership)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership has invested in eleven tax-exempt participating first mortgage bonds (``FMBs'') issued by various state or local governments or their agencies or authorities. The FMBs are secured by participating first mortgage loans on multi-family residential apartment projects.

   Interest payments from FMBs are anticipated to provide sufficient liquidity to meet the operating expenditures of the Partnership in future years and to fund distributions.

   The loan payable has a variable interest rate; therefore, future levels of interest expense will fluctuate in correlation to movements in the 30 day commercial paper interest rate.

   The first quarter distribution of approximately $1,660,000 ($.21 per BUC) was paid to limited partners in May 1994 from cash flow from operations. The Partnership anticipates funding future cash distributions from cash flow from operations.

Results of Operations

   Net income increased by approximately $310,000 for the quarter ended March 31, 1994 as compared to the corresponding period in 1993 for reasons discussed below.

   Interest income from debt service for the FMBs decreased by approximately $158,000 for the three months ended March 31, 1994 as compared to the corresponding period in 1993. This decrease is primarily due to interest received from the Greenway Manor property being classified with income from assets held for sale in 1994 and a decrease in the rate paid on the North Glen FMB due to an amendment to its forbearance agreement in 1993. These reductions were partially offset by an increase in the interest paid on the Thomas Lake, Sunset Terrace, East Ridge and Martin's Creek FMBs.

   Income received from FMBs that are currently classified as assets held for sale (see Note C to the financial statements) increased by approximately $361,000 for the three months ended March 31, 1994 as compared to the corresponding period in 1993. This increase is primarily due to interest received from the Greenway Manor property being classified with income from assets held for sale in 1994 and, to a lesser extent, increased cash flow received from the High Pointe Club and Cedar Creek properties.

   General and administrative expenses decreased by approximately $49,000 for the three months ended March 31, 1994 as compared to the corresponding period in 1993 primarily due to the timing of certain expenses in the respective years and a general decrease in the costs associated with the administration of the Partnership.

   Legal expense decreased by approximately $80,000 for the quarter ended March 31, 1994 as compared to the corresponding period in 1993 due primarily to costs associated with the Greenway foreclosure in 1993 and lower legal costs related to the litigation described in Note D to the financial statements.

Property Information

   The following table lists the FMBs that the Partnership owns with occupancy rates of the underlying properties as of April 24, 1994:

                                                    Face
                                                 Amount of                       Rate Paid-
Property                  Location                  FMB          Occupancy      Stated Rate*
- - ---------------------------------------------------------------------------------------------
The Mansions              Independence, Mo      $ 19,450,000        92.2%      6.65%-8.50%(A)
Martin's Creek            Summerville, SC          7,300,000        97.0       7.95%-7.00%(B)
East Ridge                Mt. Pleasant, SC         8,700,000        97.5       7.10%-7.00%(B)
High Pointe Club          Harrisburg, Pa           8,900,000        97.5       6.15%-8.50%(A)
Cypress Run               Tampa, Fl               15,750,000        94.1       8.50%-8.50%
Thomas Lake               Eagan, Mn               12,975,000        97.6       7.75%-8.50%(C)
North Glen                Atlanta, Ga             12,400,000        94.3       6.00%-8.50%(C)
Greenway Manor            St. Louis, Mo           12,850,000        96.4       7.10%-8.50%(A)
Clarendon Hills           Hayward, Ca             17,600,000        97.1       5.33%-5.52%(C)
Cedar Creek               McKinney, Tx             8,100,000        98.8       6.74%-8.50%(A)
Sunset Terrace            Lancaster, Ca           10,350,000        95.6       7.25%-8.00%(C)
                                                ------------
                                                $134,375,000
                                                ------------
                                                ------------
* The rate paid represents the cash paid during 1994 while the stated rate represents the interest rate of the FMB.
- - ---------------------------------------------------------------------------------------------
(A) The rate paid is the current cash flow from the property. See Note C to the financial statements.
(B) As discussed on the following page, the stated rate on the restructured FMBs will increase from 6.0% to 8.25% over the remaining term of the FMB.
(C) See below and on the following pages for discussion of rates paid.

Clarendon Hills, Hayward, California

   On May 31, 1992, the sale of the Clarendon Hills property to a third party was closed. Net proceeds made available to the Partnership were approximately $1,441,000 and were recorded as deferred income. The Partnership used a portion of the net proceeds to retire a loan due to the Related General Partner and to fund loans to the owners of certain properties encumbered by FMBs held by the Partnership to enable them to pay property taxes. The $6,600,000 promissory note to Clarendon Hills Investors Inc. issued at the time of the sale of the property has been assigned to the Partnership. This promissory note requires monthly interest payments of 8.0% per annum with the principal due on December 31, 2003. Beginning June 1, 1992, debt service payments relating to the FMB commenced at a rate of 5.52% pursuant to the terms of the sale and modification of the FMB. Pursuant to the terms of the sale, beginning with the November 1993 payment and through the March 1994 payment, the debt service payments were reduced by 50% of the property tax increase resulting solely from the sale of the property. The aggregate reduction for this period was $21,820. Payments on the FMB and the note are current.

High Pointe Club, Harrisburg, Pennsylvania

   In 1988, the original owner of the underlying property and obligor of the FMB was replaced by an affiliate of the Related General Partner who did not make an equity investment. Additional financing for cost overruns in construction costs was obtained in the amount of $3,250,000 from a major money center bank in the form of a first mortgage bond and a pro rata share ($3,180,000) of the $10,000,000 loan obtained in 1990. The Partnership received debt service payments on the FMB at a pay rate of 6.15% and 3.40% per annum for the three months ended March 31, 1994 and 1993, respectively. Although this property is still not producing sufficient cash flow to fully service the debt, the Partnership has no present intention to declare default on this FMB.

   In November 1989, a settlement agreement was reached between the previous developer of High Pointe Club Apartments (the ``Property'') and USF&G, the construction performance bonding company for the Property. The terms of the settlement required USF&G to pay $600,000 to the previous developer. Prior to such agreement, the previous developer agreed to place the settlement proceeds in escrow to later be shared with the subsequent developer (``Greenhill Project Investors, Inc.'') or its successors and assigns pursuant to an arbitration proceeding.

   On April 23, 1993, the previous developer agreed to release the escrowed funds to RHA Inv., Inc. (``RHA''), the successor to Greenhill Project Investors, Inc. RHA continues to have certain obligations to, among others, the Partnership including the payment of accrued and unpaid interest as well as the repayment of certain loans guaranteed by the Partnership. As a result, the General Partners of the Partnership and RHA are determining which of RHA's obligations will be satisfied by proceeds received from escrow. The Partnership's claim on the escrowed funds is not recorded in the accompanying financial statements.

The Mansions, Independence, Missouri

   In 1989, the original owner of the underlying property and obligor of the FMB was replaced by an affiliate of the Related General Partner who did not make an equity investment. For the three months ended March 31, 1994 and 1993, the property made debt service payments at an annualized pay rate of approximately 6.65% and 6.60%, respectively. All previously past due and unpaid property taxes have been paid. The Partnership made a loan to the owner of the property underlying the FMB for approximately $134,000 for payment of 1992 property taxes. This loan, made in June 1992, is self-amortizing over two years with interest at 8.5% per annum payable monthly. Payments on this loan are current and are included in income from assets held for sale. The original developer still owes a principal amount of $452,000 to a lender affiliated with the Related General Partner which is secured by a second mortgage note on the property.

   Effective April 1, 1994, Mansion Apartment Project Investors, Inc., the owner of the property underlying The Mansions FMB, sold its ownership interest in The Mansions to Independence Apartments Associates, L.P., an unrelated third party (``Independence''). Independence assumed the obligations under the Partnership's $19,450,000 FMB as well as $400,000 of the $452,000 mortgage note by assignment from the seller. In addition, Independence paid $700,000 in cash. Notwithstanding the assumption by Independence of the FMB, the Partnership has agreed to forbear on its rights and remedies in declaring an interest payment default under the FMB loan documents provided Independence makes minimum monthly interest payments to the Partnership equal to approximately $81,000 per month together with payments to the replacement reserve escrow account of approximately $4,500 per month. The forbearance period expires September 30, 1994.

Cedar Creek, McKinney, Texas

   In 1988, the original owner of the underlying property and obligor of the FMB was replaced by an affiliate of the Related General Partner who did not make an equity investment. For the three months ended March 31, 1994 and 1993, the property made debt service payments at an annualized pay rate of approximately 6.74% and 5.60%, respectively. Although this property is not producing sufficient cash flow to fully service the debt, the Partnership has no present intention to declare default on this FMB. All previously past due and unpaid property taxes have been paid. To bring taxes current, the Partnership made a loan to the owner of the property underlying the FMB for approximately $86,000 for payment towards 1991 and 1992 property taxes. This loan, made in June 1992, is self-amortizing over two years with interest at 8.5% per annum payable monthly. The property is current on these tax loan payments and are included in income from assets held for sale.

East Ridge and Martin's Creek, South Carolina

   During the year ended December 31, 1990, the terms of the East Ridge and Martin's Creek FMBs with a $16,000,000 face value (carrying value $14,700,000, including valuation allowance of $1,300,000) were modified when the equity interests in those properties and the related obligations of the FMBs were sold from an affiliate of the Related General Partner to a third party borrower. As part of this transaction, the minimum pay rates on the FMBs increase in annual increments from 6.0% in 1990 to 8.25% in 1997. The difference between the minimum scheduled pay rate and the original stated rate is payable out of available future cash flow or, ultimately, from sales or refinancing proceeds. During the three months ended March 31, 1994, the Partnership received 7.10% and 7.95% from the East Ridge and Martin's Creek properties, respectively. The minimum scheduled pay rate was 6.75% through February 28, 1994 and increased to 7.0% on March 1, 1994. In addition, in 1990, the Partnership received $950,000 in 13% second mortgage promissory notes calling for monthly interest and principal payments through December 1996. These notes are partially secured by letters of credit and payments are current through March 31, 1994.

Cypress Run, Tampa, Florida

   The Partnership made a second mortgage loan to the owner of the property underlying the FMB for approximately $320,000 for the payment of past due 1991 property taxes. This loan, made in June 1992, requires monthly interest only payments at 8.5% with the principal due on July 1, 1994. Due to past due 1993 and 1992 property taxes, an allowance for possible loss was established on this loan during 1993; however, interest payments on the loan as well as the FMB are current.

Thomas Lake, Eagan, Minnesota

   Pursuant to a forbearance agreement entered into in 1991, debt service payments were made at the pay rate of 7.75% per annum for the three months ended March 31, 1994. The pay rate is scheduled to increase in annual increments to the original stated rate of 8.5% as of December 1996. The difference between the pay rate and the original stated rate is deferred and is payable out of available future cash flow or, ultimately, from sales or refinancing proceeds. The property also paid deferred base interest for the three months ended March 31, 1994 in the amount of approximately $21,000. In May 1992, Summit Tax Exempt Funding Corp., an affiliate of the Partnership, made a second mortgage loan in the amount of $220,000 secured by a second mortgage on the property toward the payment of prior year property taxes. In January 1993, as part of the new credit facility, this loan was assigned to the Partnership. The loan requires interest only payments at the Citibank, N.A. prime rate (6.25% at March 31, 1994) plus 2.0% per annum, payable monthly. Principal is due in a balloon payment on April 15, 1995. Interest on this loan is current.

North Glen, Atlanta, Georgia

   Pursuant to a forbearance agreement entered into in 1991, interest payments to the Partnership were scheduled to return to the stated rate of 8.5% per annum for 1993. Due to continuing soft market conditions, the General Partners entered into an extension of the forbearance agreement in April 1993 which allows the owner to make debt service payments at the pay rate of 6.0% through December 1995 at which time the rate is scheduled to increase to the original stated rate of 8.5%. The difference between the pay rate and the stated rate is payable out of available future cash flow or, ultimately, from sales or refinancing proceeds.

   The Partnership made a loan in the amount of $126,000 to the owner of the property underlying the FMB for payment of past due property taxes. This loan, made in April 1993, requires interest only payments at 8.5% per annum, payable monthly, commencing on April 30, 1993 with the entire principal balance due on April 30, 1996. Due to the forbearance agreement, an allowance for possible loss was established for this loan during 1993; however, interest payments on this loan are current.

Greenway Manor, St. Louis, Missouri

   Due to the failure to pay 1990 real estate taxes, the general partner of Greenway Manor was removed in May 1991 and a third party management company was installed and subsequently appointed as receiver to protect the Partnership's interest while negotiations proceeded with the new general partner of Greenway Manor for the payment of 1990 and 1991 property taxes. Due to a breakdown of negotiations with Greenway Manor with regard to its payment of the delinquent property taxes and interest payments (not paid from March to August 1992), the Partnership instituted foreclosure proceedings against Greenway Manor. On July 20, 1992, the Greenway Manor partnership filed for bankruptcy under Chapter 11 of the United States Bankruptcy code. Pursuant to a 1992 court order, the receiver paid the Partnership the cash flow remaining after paying the past due real estate taxes, property operating costs and escrowing for the then current year's real estate taxes. On June 30, 1993, the court dismissed the bankruptcy proceeding at which time the owner of the property and obligor of the FMB agreed to transfer the deed-in-lieu of foreclosure to an affiliate of the Related General Partner who has not made an equity investment. Interest payments to the Partnership for the three months ended March 31, 1994 and 1993 equated to an annualized rate of 7.10% and 6.60%, respectively. Although this property is not producing sufficient cash flow to fully service the debt, the Partnership has no present intention to declare default on this FMB.

Sunset Terrace, Lancaster, California

   Due to soft market conditions, the General Partners entered into a forbearance agreement with the Sunset Terrace property effective June 1992. The property began paying debt service at a pay rate of 7.0% in May 1992 which increased to 7.25% in May 1993. The minimum pay rate is scheduled to further increase in annual increments to the original stated rate of 8.0% as of May 1996. The difference between the pay rate and the stated rate is payable from available future cash flow or ultimately from sales or refinancing proceeds.

General

   The determination as to whether it is in the best interest of the Partnership to enter into forbearance agreements on the FMBs or, alternatively, to pursue its remedies under the loan documents, including foreclosure, is based upon several factors including, but not limited to, property performance, owner co-operation and projected legal costs.

   The difference between the stated interest rates and the rates paid by the FMBs is not accrued as interest income for financial reporting purposes. The accrual of interest at the stated interest rate will resume once a property's ability to pay the stated interest rate has been adequately demonstrated. Interest income of approximately $102,000 and $209,000 was not recognized for the quarters ended March 31, 1994 and 1993, respectively.

   From time to time, certain property owners have elected to supplement the cash flow generated by the properties to meet the required bond interest payments. There can be no assurance that in the future any property owner will elect to supplement property cash flow to satisfy bond interest requirements if necessary.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--Incorporated by reference to Note D to the financial statements filed herewith in Item 1 of Part I of the Registrant's Quarterly Report.

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--On October 21, 1993, an affiliate of Prudential-Bache Properties, Inc., Prudential Securities Incorporated (``PSI''), settled, without admitting or denying the allegations contained therein, civil and administrative proceedings with the Securities and Exchange Commission, the National Association of Securities Dealers, Inc., and various state regulators. These proceedings concerned, among other things, the sale by PSI of limited partnership interests, including interests of the Registrant, during the period 1980 through 1990. The settlement has no impact on the Registrant itself.

        The Office of the United States Attorney for the Southern District of New York is conducting an investigation relating to the sale by PSI of limited partnership interests during the period 1980 through 1990. In connection with this investigation, PSI has received grand jury subpoenas and other requests for information. PSI has been complying with and intends to continue to comply with these requests and the investigation is ongoing. Furthermore, in the ordinary course of PSI's business, it receives inquiries and document requests from various states and regulatory authorities concerning the sales activities of certain of its employees, some of which in the past, and may in the future, relate to the Registrant.

Item 6. Exhibits and Reports on Form 8-K--

        (a) Exhibits:

            4(a)--Partnership Agreement, incorporated by reference to Exhibit A to the Prospectus of Registrant, dated February 19, 1986, filed pursuant to Rule 424(b) under the Securities Act of 1933, File No. 33-2421.

            4(b)--Amended and Restated Certificate of Limited Partnership, incorporated by reference to Exhibit 4 to Registration Statement on Form S-11, File No. 33-2421.

            (b) Reports on Form 8-K--No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Summit Tax Exempt Bond Fund, L.P.

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner
     By: /s/ Robert J. Alexander                  Date: May 13, 1994
     ----------------------------------------
     Robert J. Alexander
     Vice President
     Chief Accounting Officer for the
     Registrant
By: Related Tax Exempt Bond Associates, Inc.
    A Delaware corporation, General Partner
     By: /s/ Alan P. Hirmes                       Date: May 13, 1994
     ----------------------------------------
     Alan P. Hirmes
     Vice President