Form 10-Q
period 1994-06-30
SUMMIT TAX EXEMPT BOND FUND LP
filed 1994-08-15
CIK 786156

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1994

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                       June 30,        December 31,
                                                                         1994              1993
- - ---------------------------------------------------------------------------------------------------
ASSETS
Participating first mortgage bonds, net                              $ 101,927,530     $ 84,262,524
Assets held for sale, net                                               27,643,550       45,243,550
Temporary investments                                                    1,901,005        1,500,760
Cash                                                                       146,082          200,227
Promissory notes receivable, net                                         7,167,727        7,243,567
Deferred bond selection fees, net                                        1,933,300        2,008,329
Interest receivable                                                        982,199          890,798
Deferred financing fees, net                                               452,730          516,644
Due from affiliate                                                         114,232               --
Other assets                                                                45,888           15,306
                                                                     -------------     ------------
Total assets                                                         $ 142,314,243     $141,881,705
                                                                     -------------     ------------
                                                                     -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Loan payable                                                         $  13,680,866     $ 13,680,866
Deferred income                                                          1,631,686        1,666,349
Due to affiliates                                                          361,216           70,950
Accrued expenses                                                           166,032          300,669
Accrued interest                                                                --           84,821
                                                                     -------------     ------------
Total liabilities                                                       15,839,800       15,803,655
                                                                     -------------     ------------
Contingencies
Partners' capital
Limited partners (7,906,234 BUC$ issued and outstanding)               126,804,384      126,415,919
General partners                                                          (329,941)        (337,869)
                                                                     -------------     ------------
Total partners' capital                                                126,474,443      126,078,050
                                                                     -------------     ------------
Total liabilities and partners' capital                              $ 142,314,243     $141,881,705
                                                                     -------------     ------------
                                                                     -------------     ------------
- - ---------------------------------------------------------------------------------------------------
                                 See notes to financial statements

                       SUMMIT TAX EXEMPT BOND FUND, L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  Six months ended             Three months ended
                                                      June 30,                      June 30,
                                              -------------------------     -------------------------
                                                 1994           1993           1994           1993
- - -----------------------------------------------------------------------------------------------------
REVENUES
Interest income from participating first
  mortgage bonds                              $3,453,623     $3,532,500     $1,853,459     $1,773,913
Income from assets held for sale, net          1,359,170        993,713        545,672        540,952
Interest income from promissory notes            314,414        286,254        154,529        153,879
Interest income from temporary investments        17,013         12,816          9,632          6,873
                                              ----------     ----------     ----------     ----------
                                               5,144,220      4,825,283      2,563,292      2,475,617
                                              ----------     ----------     ----------     ----------
EXPENSES
Interest expense                                 530,099        463,073        277,779        253,151
Management fees                                  335,938        335,938        167,969        167,969
General and administrative                       157,873        221,923         78,949         94,072
Loan servicing fees                              166,588        166,588         83,754         83,754
Amortization of deferred bond selection
  fees                                            75,029         75,029         37,515         37,515
Amortization of deferred financing fees           63,914         53,704         31,958         29,293
Legal expense                                     30,000        190,000         15,000         95,000
                                              ----------     ----------     ----------     ----------
                                               1,359,441      1,506,255        692,924        760,754
                                              ----------     ----------     ----------     ----------
Net income                                    $3,784,779     $3,319,028     $1,870,368     $1,714,863
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
ALLOCATION OF NET INCOME
Limited partners                              $3,709,083     $3,252,647     $1,832,961     $1,680,566
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
General partners                              $   75,696     $   66,381     $   37,407     $   34,297
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
Net income per BUC                            $      .47     $      .41     $      .23     $      .21
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
- - -----------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                            LIMITED         GENERAL
                                                            PARTNERS       PARTNERS         TOTAL
- - -----------------------------------------------------------------------------------------------------
Partners' capital (deficit)--December 31, 1993            $126,415,919     $(337,869)    $126,078,050
Net income                                                   3,709,083        75,696        3,784,779
Distributions                                               (3,320,618)      (67,768)      (3,388,386)
                                                          ------------     ---------     ------------
Partners' capital (deficit)--June 30, 1994                $126,804,384     $(329,941)    $126,474,443
                                                          ------------     ---------     ------------
                                                          ------------     ---------     ------------
- - -----------------------------------------------------------------------------------------------------
                                  See notes to financial statements

                       SUMMIT TAX EXEMPT BOND FUND, L.P.
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                            Six months ended
                                                                                June 30,
                                                                      -----------------------------
                                                                          1994             1993
- - ---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Interest received                                                     $  3,555,588     $  3,729,424
Cash received from assets held for sale, net                             1,359,170          948,713
Interest paid                                                             (614,920)        (463,073)
Fees and expenses paid                                                    (565,352)        (421,507)
                                                                      ------------     ------------
Net cash provided by operating activities                                3,734,486        3,793,557
                                                                      ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net purchase of temporary investments                                     (400,245)        (185,216)
                                                                      ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Funds borrowed                                                                  --       13,680,866
Repayment of loan payable                                                       --          (45,620)
Financing fees paid                                                             --         (585,866)
Repayment of loan from affiliate                                                --       (3,000,000)
Distributions paid                                                      (3,388,386)      (3,388,386)
Loans made to affiliates                                                        --      (10,126,000)
                                                                      ------------     ------------
Net cash used in financing activities                                   (3,388,386)      (3,465,006)
                                                                      ------------     ------------
Net increase (decrease) in cash                                            (54,145)         143,335
Cash at beginning of period                                                200,227          151,621
                                                                      ------------     ------------
Cash at end of period                                                 $    146,082     $    294,956
                                                                      ------------     ------------
                                                                      ------------     ------------
- - ---------------------------------------------------------------------------------------------------
SCHEDULE RECONCILING NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income                                                            $  3,784,779     $  3,319,028
                                                                      ------------     ------------
Adjustments to reconcile net income to net cash provided by
  operating activities:
Amortization of deferred bond selection fees                                75,029           75,029
Amortization of deferred financing fees                                     63,914           53,704
Accretion of deferred income                                               (64,300)         (62,661)
Accretion of valuation allowance                                           (65,006)         (65,006)
Changes in:
  Promissory notes receivable                                               75,840           80,406
  Interest receivable                                                      (91,401)         (19,472)
  Due from affiliates                                                       (8,755)              --
  Other assets                                                             (30,582)         117,254
  Deferred income                                                          (75,840)         (80,406)
  Due to affiliates                                                        290,266          287,333
  Accrued expenses                                                        (134,637)          88,348
  Accrued interest                                                         (84,821)              --
                                                                      ------------     ------------
Total adjustments                                                          (50,293)         474,529
                                                                      ------------     ------------
Net cash provided by operating activities                             $  3,734,486     $  3,793,557
                                                                      ------------     ------------
                                                                      ------------     ------------
- - ---------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
As a result of the sale of The Mansion apartments (see Note B), the Partnership recorded deferred income of approximately $105,000 representing the net cash proceeds from the sale. The cash was received by the Partnership in August 1994.
- - ---------------------------------------------------------------------------------------------------
                                 See notes to financial statements

                       SUMMIT TAX EXEMPT BOND FUND, L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1994
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 1994, the results of its operations for the six and three months ended June 30, 1994 and 1993 and its cash flows for the six months ended June 30, 1994 and 1993. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

B. Related Parties

   For several properties collateralizing the participating first mortgage bonds (``FMBs'') which are classified as assets held for sale in the financial statements (High Pointe Club, securing an $8,900,000 bond; Greenway Manor, securing a $12,850,000 bond and Cedar Creek, securing an $8,100,000 bond), the original owners of the underlying properties and obligors of the FMBs have been replaced with entities affiliated with the Related Tax Exempt Bond Associates, Inc. (the ``Related General Partner'') which have not made equity investments. These entities have assumed the day-to-day responsibilities and obligations of the underlying properties. Buyers are being sought who would make equity investments in the underlying properties and assume the nonrecourse obligations for the FMBs. Although these properties are not producing sufficient cash flow to fully service the debt (see Note C), the Partnership has no present intention to declare a default on such FMBs.

   On April 1, 1994, Mansion Apartment Project Investors, Inc., an affiliate of the Related General Partner who had replaced the developer of The Mansion property, sold its ownership interest in the property to Independence Apartments Associates, L.P., an unrelated third party (``Independence'') for $20,550,000. Independence paid $700,000 in cash and assumed the obligations under the Partnership's $19,450,000 FMB as well as a $400,000 second mortgage note to a lender affiliated with the Related General Partner taken by assignment from the seller. Notwithstanding the assumption by Independence of the FMB, the General Partners have agreed to forbear on the Partnership's rights and remedies in declaring an interest payment default under the FMB loan documents provided Independence makes minimum monthly interest payments to the Partnership equal to approximately $81,000 per month (5% per annum) together with payments to the replacement reserve escrow account of approximately $4,500 per month and continues to comply with all other covenants and obligations of the borrower under the FMB documents. The forbearance period expires September 30, 1994 at which time it is expected that the forbearance agreement will be extended or otherwise modified to conform with the market conditions and the performance of the property.

   As a result of the cash equity investment by Independence, The Mansion FMB (which had previously been classified in the financial statements as an asset held for sale) was reinstated as an FMB. The $105,477 of net cash proceeds from the sale (net of an escrow for certain repairs in the amount of $400,000, a $50,000 second mortgage note principal payment, and closing costs), which was paid by Independence to the Partnership to reduce accrued and unpaid interest, was recorded by the Partnership as deferred income and is being accreted as interest income from first mortgage bonds over the remaining life of The Mansion FMB. The balance of the deferred income relating to The Mansion FMB was approximately $104,000 at June 30, 1994. All other accrued and unpaid interest on The Mansion FMB was forgiven.

   In 1992, the Partnership loaned approximately $540,000 to The Mansion, Cedar Creek and Cypress Run properties to enable them to pay property taxes. The loans to The Mansion and Cedar Creek were self-amortizing over two years with interest at 8.5% per annum beginning in June 1992. These loans (approximately $220,000) were recorded as a reduction in income from assets held for sale because the FMBs are classified as assets held for sale paying interest on a cash flow basis. Subsequent principal payments relating to these loans were recorded as income from assets held for sale. These two loans were fully amortized during the second quarter of 1994. The Cypress Run loan requires interest only payments commencing July 1, 1992 and principal payable in full at the end of the two-year period. Due to the delinquent 1993 and 1992 property taxes on the Cypress Run property, an allowance for possible loss was established on this loan during 1993. As of August 1994, the loan remains outstanding and the Partnership has notified the borrower of the default.

   The General Partners and their affiliates perform services for the Partnership which include but are not limited to: accounting and financial management; registrar, transfer and assignment functions; asset management; investor communications; printing and other administrative services. The General Partners and their affiliates receive reimbursements for costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. The costs and expenses were:

                                                       Six months ended        Three months ended
                                                           June 30,                 June 30,
                                                     ---------------------    ---------------------
                                                       1994         1993        1994         1993
- - ---------------------------------------------------------------------------------------------------
Prudential-Bache Properties, Inc. (``PBP'') and
affiliates:
  General and administrative                         $ 44,969     $ 56,375    $ 20,953     $ 24,796
  Management fee                                      167,969      167,969      83,985       83,985
                                                     --------     --------    --------     --------
                                                      212,938      224,344     104,938      108,781
                                                     --------     --------    --------     --------
Related General Partner and affiliates:
  Loan servicing fees                                 166,588      166,588      83,754       83,755
  General and administrative                           13,403       25,470       7,354       12,735
  Management fee                                      167,969      167,969      83,984       83,984
                                                     --------     --------    --------     --------
                                                      347,960      360,027     175,092      180,474
                                                     --------     --------    --------     --------
                                                     $560,898     $584,371    $280,030     $289,255
                                                     --------     --------    --------     --------
                                                     --------     --------    --------     --------

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

C. Assets Held for Sale

   Assets held for sale and the related income thereon are as follows:

                                                                                     Net cash received        Net cash received
                                                                                        for the six             for the three
                                                                                        months ended             months ended
                                                      Carrying         Face               June 30,                 June 30,
                         Call          Maturity        Value          Amount       ----------------------    --------------------
                         Date            Date          of FMB         of FMB          1994         1993        1994        1993
- - ------------------------------------------------------------------------------------------------------------------------
Cedar Creek,         Dec. 1998       Dec. 2006      $ 7,798,550     $ 8,100,000    $  296,590    $240,086    $161,918    $127,551
  McKinney, Tx
High Pointe Club,    June 1998       June 2006        7,545,000       8,900,000       270,000     117,175     135,000      95,000
  Harrisburg, Pa

                                                                                     Net cash received        Net cash received
                                                                                        for the six             for the three
                                                                                        months ended             months ended
                                                      Carrying         Face               June 30,                 June 30,
                         Call          Maturity        Value          Amount       ----------------------    --------------------
                         Date            Date          of FMB         of FMB          1994         1993        1994        1993
- - ------------------------------------------------------------------------------------------------------------------------
The Mansion,         May 1998        May 2010                --     $19,450,000    $  327,580    $636,452    $  8,754    $318,401
  Independence,
  Mo*
Greenway Manor       Oct. 1998       Sept. 2006     $12,300,000      12,850,000       465,000          --     240,000          --
  St. Louis, Mo**
                                                    ------------    -----------    ----------    --------    --------    --------
                                                    $27,643,550     $49,300,000    $1,359,170    $993,713    $545,672    $540,952
                                                    ------------    -----------    ----------    --------    --------    --------
                                                    ------------    -----------    ----------    --------    --------    --------

 * As discussed in Note B, this investment was reinstated as an FMB as of April 1, 1994. As such, the cash received for the six months ended June 30, 1994 reflects cash flow only through March 31, 1994. Subsequent cash flow was recorded as interest income from first mortgage bonds.

** On June 30, 1993, the original owner of the property transferred his ownership interest to an affiliate of the Related General Partner who did not make an equity investment and the FMB was reclassified as an asset held for sale. Prior to this classification, cash received was recorded as interest income from participating first mortgage bonds.

D. Contingencies

   On or about October 18, 1993, a putative class action, captioned Kinnes et al. v. Prudential Securities Group Inc. et al., (93 Civ. 654), was filed in the United States District Court for the District of Arizona, purportedly on behalf of investors in the Partnership against the Partnership, PBP, Prudential Securities Incorporated and a number of other defendants. On or about November 16, 1993, a putative class action captioned Connelly, et al. v. Prudential-Bache Securities Inc. et al. (93 Civ. 713), was filed in the United States District Court for the District of Arizona, purportedly on behalf of investors in the Partnership against the Partnership, PBP, Prudential Securities Incorporated and a number of other defendants. On or about January 3, 1992, a putative class action, captioned Levine v. Prudential-Bache Properties Inc. et al. (92 Civ.
52), was filed in the United States District Court for the Northern District of Illinois purportedly on behalf of investors in the Partnership against the General Partners, Prudential Securities Incorporated and a number of other defendants. Subsequently the Related General Partner exited the litigation by way of settlement. On April 14, 1994, the Judicial Panel on Multidistrict Litigation (the ``Panel'') deferred transfer of the case to the Southern District of New York (discussed more fully below) until after the Illinois court decided a pending motion to dismiss the complaint. On June 3, 1994, that court granted the motion of PBP and Prudential Securities Incorporated and dismissed the first amended complaint without prejudice. On June 30, 1994, plaintiffs filed a second amended complaint. By order dated July 13, 1994, the Panel unconditionally transferred the Levine case for inclusion in the consolidated proceedings in the Southern District of New York.

   By its April 14, 1994 order, the Panel transferred (in addition to Levine as discussed above) the Kinnes case, and by order dated May 4, 1994, the Connelly case, together with a number of other actions, on each occasion not involving the Partnership, to a single judge of the United States District Court for the Southern District of New York and consolidated them under the caption In re Prudential Securities Incorporated Limited Partnership Litigation (MDL Docket No. 1005). On June 8, 1994, plaintiffs in the transferred cases filed a complaint that consolidated the previously filed complaints and named as defendants, among others, Prudential Securities Incorporated, certain of its present and former employees and the General Partners. The Partnership is not named a defendant in the consolidated complaint, but the name of the Partnership is listed as being among the limited partnerships at issue in the case. The consolidated complaint alleges violations of the federal Racketeer Influenced and Corrupt Organizations Act (``RICO''), fraud, negligent misrepresentation, breach of fiduciary duties, breach of third-party beneficiary contracts, breach of implied covenants and violations of New Jersey statutes in connection with the marketing and sales of limited partnership interests. Plaintiffs request relief in the nature of: rescission of the purchase of securities, and recovery of all consideration and expenses in connection therewith, as well as compensation for lost use of money invested, less cash distributions; compensatory damages; consequential damages; treble damages for defendants' RICO violations (both federal and New Jersey); general damages for all injuries resulting from negligence, fraud, breaches of contract, and breaches of duty in an amount to be determined at trial; disgorgement and restitution of all earnings, profits, benefits and compensation received by defendants as a result of their unlawful acts; costs and disbursements of the action; reasonable attorneys' fees; and such other and further relief as the court deems just and proper.

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

   The General Partners and Prudential Securities Incorporated believe they have meritorious defenses to the complaint and intend to vigorously defend these actions. Pursuant to the terms of the Partnership Agreement, the General Partners may be entitled to indemnification for any loss suffered as a result of these actions including their attorneys' fees; however, no such claims have been made.

   PBP is also named as a defendant, together with other parties, in pending legal proceedings involving other limited partnerships. Although a number of cases have been resolved, others are still pending. PBP intends to defend itself vigorously against such actions.

E. Subsequent Events

   In August 1994, a distribution of approximately $1,660,000 and $34,000 was paid to the limited partners and General Partners, respectively, for the quarter ended June 30, 1994.

   As a result of the continuing delinquency in the payment of 1992 and 1993 real estate taxes, in July 1994, the Partnership initiated steps to enforce its rights and remedies on the Cypress Run property in Tampa, Florida which secures the Partnership's $15,750,000 FMB. These remedies included acceleration of the loan and a draw on an irrevocable letter of credit in the sum of $350,000 which was issued on behalf of the owner of Cypress Run as security for the owner's obligations under his Rental Performance Agreement. In response, on July 15, 1994, the owner of the property filed a Voluntary Petition for Relief under Chapter 11 of the United States Bankruptcy Code. At this time, the owner continues to conduct its business and affairs as a Debtor-in-possession. The filing of the Voluntary Petition operates as a stay against the enforcement of the Partnership remedies including a foreclosure action. At the initial hearing, the court consented to, among other things, allow the Partnership to receive the proceeds of the letter of credit as well as the monthly net cash flow generated by the property as its debt service payments for at least the initial 120 days of the proceedings.

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

   The second quarter distribution of approximately $1,660,000 ($.21 per BUC) was paid to limited partners in August 1994 from cash flow from operations. The Partnership anticipates funding future cash distributions from cash flow from operations.

   In July 1994, the owners of the Cypress Run property filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code (see Note E to the financial statements). Ongoing monthly interest income to the Partnership from the Cypress Run FMB will be reduced during these proceedings. However, it is anticipated that the net cash flow from the Cypress Run property, together with the proceeds of the letter of credit, is sufficient such that, barring any other reduction of Partnership income or increase in Partnership expenses, the Partnership's net cash flow from operations should not be negatively impacted in the third quarter of 1994.

Results of Operations

   Net income increased by approximately $466,000 and $156,000 for the six and three months ended June 30, 1994 as compared to the corresponding periods in 1993 for the reasons discussed below.

   Interest income from first mortgage bonds decreased by approximately $79,000 and increased by approximately $80,000 for the six and three months ended June 30, 1994 as compared to the corresponding periods in 1993. These fluctuations are primarily due to interest received from the Greenway Manor property being classified with income from assets held for sale for the six months ended June 30, 1994, interest received from The Mansion property being classified as interest income from FMBs subsequent to the sale of the property (see Note B to the financial statements) effective April 1, 1994, an increase in interest received from the Thomas Lake and Sunset Terrace FMBs, a decrease in interest received from the Clarendon Hills FMB equivalent to 50% of the property tax increase resulting solely from the sale of the property and a decrease in interest received from the North Glen FMB due to a modification to the forbearance agreement with the property's owner.

   Income received from FMBs that are currently classified as assets held for sale (see Note C to the financial statements) increased by approximately $365,000 and $5,000 for the six and three months ended June 30, 1994 as compared to the corresponding periods in 1993. These increases are primarily due to the classification of interest received from the Greenway Manor property as income from assets held for sale in 1994 and increased cash flow received from the High Pointe Club and Cedar Creek properties partially offset by the classification of interest received from The Mansion property as interest income from first mortgage bonds subsequent to the sale of the property (see Note B to the financial statements) effective April 1, 1994.

   Interest expense increased by approximately $67,000 and $25,000 for the six and three months ended June 30, 1994 as compared to the corresponding periods in 1993 due primarily to an increase in the 30 day commercial paper interest rate.

   General and administrative expenses decreased by approximately $64,000 and $15,000 for the six and the three months ended June 30, 1994 as compared to the corresponding periods in 1993 primarily due to the timing of certain expenses in the respective years and a general decrease in the costs associated with the administration of the Partnership.

   Legal expense decreased by approximately $160,000 and $80,000 for the six and three months ended June 30, 1994 as compared to the corresponding periods in 1993 due primarily to costs associated with the Greenway foreclosure in 1993 and lower legal costs related to the Levine litigation described in Note D to the financial statements.

Property Information

   The following table lists the FMBs that the Partnership owns with occupancy rates of the underlying properties as of July 22, 1994:

                                                    Face
                                                 Amount of                         Stated
Property                  Location                  FMB          Occupancy     Interest Rate
- - ---------------------------------------------------------------------------------------------
The Mansion               Independence, Mo      $ 19,450,000         95.9%        8.50%(E)
Martin's Creek            Summerville, SC          7,300,000         98.0         7.00%(B)
East Ridge                Mt. Pleasant, SC         8,700,000         99.5         7.00%(B)
High Pointe Club          Harrisburg, Pa           8,900,000         99.2         8.50%(A)
Cypress Run               Tampa, Fl               15,750,000         93.1         8.50%(D)
Thomas Lake               Eagan, Mn               12,975,000        100.0         8.50%(C)
North Glen                Atlanta, Ga             12,400,000         91.8         8.50%(C)
Greenway Manor            St. Louis, Mo           12,850,000         99.4         8.50%(A)
Clarendon Hills           Hayward, Ca             17,600,000         97.5         5.52%(C)
Cedar Creek               McKinney, Tx             8,100,000         97.5         8.50%(A)
Sunset Terrace            Lancaster, Ca           10,350,000         92.9         8.00%(C)
                                                ------------
                                                $134,375,000
                                                ------------
                                                ------------
- - ---------------------------------------------------------------------------------------------
(A) The rate paid is the current cash flow from the property. See Note C to the financial statements.
(B) As discussed on the following page, the stated rate on the restructured FMBs will increase from 6.0% to 8.25% over the remaining term of the FMB.
(C) See below and on the following pages for discussion of rates paid.
(D) See discussion of property bankruptcy on page 12.
(E) See Note B to the financial statements for discussion of property sale.

Clarendon Hills, Hayward, California

   On May 31, 1992, the sale of the Clarendon Hills property to an unrelated third party was closed. Net proceeds made available to the Partnership were approximately $1,441,000 and were recorded as deferred income. The Partnership used a portion of the net proceeds to retire a loan due to the Related General Partner and to fund loans to the owners of certain properties encumbered by FMBs held by the Partnership to enable them to pay property taxes. The $6,600,000 promissory note to Clarendon Hills Investors Inc. issued at the time of the sale of the property has been assigned to the Partnership. This promissory note requires monthly interest payments of 8.0% per annum with the principal due on December 31, 2003. Beginning June 1, 1992, debt service payments relating to the FMB commenced at a rate of 5.52% pursuant to the terms of the sale and modification of the FMB. Pursuant to the terms of the sale, beginning with the November 1993 payment and through the August 1994 payment, the debt service payments are reduced by 50% of the property tax increase resulting solely from the sale of the property. The aggregate reduction for this period was $21,820. Payments on the FMB and the note are current.

High Pointe Club, Harrisburg, Pennsylvania

   In 1988, the original owner of the underlying property and obligor of the FMB was replaced by an affiliate of the Related General Partner who did not make an equity investment. Additional financing for construction cost overruns was obtained in the amount of $3,250,000 from a major money center bank in the form of a first mortgage bond and a pro rata share ($3,180,000) of the $10,000,000 loan obtained in 1990. The Partnership received debt service payments on the FMB at a pay rate of 6.15% and 2.60% per annum for the six months ended June 30, 1994 and 1993, respectively. Although this property is still not producing sufficient cash flow to fully service the debt, the Partnership has no present intention to declare default on this FMB.

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

The Mansion, Independence, Missouri

   In 1989, the original owner of the underlying property and obligor of the FMB was replaced by Mansion Apartment Project Investors, Inc., (``MARI''), an affiliate of the Related General Partner who did not make an equity investment. The Partnership made a loan to the owner of the property underlying the FMB for approximately $134,000 for payment of 1992 property taxes. This loan, made in June 1992, was self-amortizing over two years with interest at 8.5% per annum payable monthly. Subsequent principal payments relating to this loan were included in income from assets held for sale. The loan was fully amortized during the second quarter of 1994. All previously past due and unpaid property taxes have been paid.

   On April 1, 1994, MARI sold its ownership interest in The Mansion to Independence Apartments Associates, L.P., an unrelated third party, for $20,550,000. See Note B to the financial statements for further information.

Cedar Creek, McKinney, Texas

   In 1988, the original owner of the underlying property and obligor of the FMB was replaced by an affiliate of the Related General Partner who did not make an equity investment. For the six months ended June 30, 1994 and 1993, the property made debt service payments at an annualized pay rate of approximately 7.32% and 6.00%, respectively. Although this property is not producing sufficient cash flow to fully service the debt, the Partnership has no present intention to declare default on this FMB. All previously past due and unpaid property taxes have been paid. To bring taxes current, the Partnership made a loan in June 1992 to the owner of the property underlying the FMB for approximately $86,000 for payment towards 1991 and 1992 property taxes. This loan was self-amortizing over two years with interest at 8.5% per annum payable monthly. Subsequent principal payments relating to this loan were included in income from assets held for sale. The loan was fully amortized during the second quarter of 1994.

East Ridge and Martin's Creek, South Carolina

   During the year ended December 31, 1990, the terms of the East Ridge and Martin's Creek FMBs with a $16,000,000 face value (carrying value $14,700,000, including valuation allowance of $1,300,000) were modified when the equity interests in those properties and the related obligations of the FMBs were sold from an affiliate of the Related General Partner to a third party borrower. As part of this transaction, the minimum pay rates on the FMBs increase in annual increments from 6.0% in 1990 to 8.25% in 1997. The difference between the rate paid and the original stated rate is payable out of available future cash flow or, ultimately, from sales or refinancing proceeds. During the six months ended June 30, 1994, the Partnership received 6.96% and 7.25% from the East Ridge and Martin's Creek properties, respectively. The minimum scheduled pay rate was 6.75% through February 28, 1994 and increased to 7.0% on March 1, 1994. In addition, in 1990, the Partnership received $950,000 in 13% second mortgage promissory notes calling for monthly interest and principal payments through December 1996. Payments on these notes, which are partially secured by letters of credit, are current through June 30, 1994.

Cypress Run, Tampa, Florida

   As a result of the continuing delinquency in the payment of 1992 and 1993 real estate taxes, in July 1994, the Partnership initiated steps to enforce its rights and remedies on the Cypress Run property in Tampa, Florida which secures the Partnership's $15,750,000 FMB. These remedies included acceleration of the loan and a draw on an irrevocable letter of credit in the sum of $350,000 which was issued on behalf of the owner of Cypress Run as security for the owner's obligations under his Rental Performance Agreement. In response, on July 15, 1994, the owner of the property filed a Voluntary Petition for Relief under Chapter 11 of the United States Bankruptcy Code. At this time, the owner continues to conduct its business and affairs as a Debtor-in-possession. The filing of the Voluntary Petition operates as a stay against the enforcement of the Partnership remedies including a foreclosure action. At the initial hearing, the court consented to, among other things, allow the Partnership to receive the proceeds of the letter of credit as well as the monthly net cash flow generated by the property as its debt service payments for at least the initial 120 days of the proceedings.

   In June 1992, the Partnership made a second mortgage loan to the owner of the property underlying the FMB for approximately $320,000 for the payment of past due 1991 property taxes. This loan requires monthly interest only payments at a rate of 8.5% per annum with the entire principal due on July 1, 1994. Due to past due 1993 and 1992 property taxes, an allowance for possible loss was established on this loan during 1993. Interest payments on the loan as well as the FMB are current through June 1994. As of August 1994, the loan remains outstanding and the Partnership has notified the borrower of the default.

Thomas Lake, Eagan, Minnesota

   Pursuant to the terms of a forbearance agreement entered into in 1991, debt service payments were made at a rate of 7.75% per annum for the six months ended June 30, 1994. The minimum pay rate is scheduled to increase in annual increments to the original stated rate of 8.5% as of December 1996. The difference between the rate paid and the original stated rate is payable out of available future cash flow or, ultimately, from sales or refinancing proceeds. The property also paid deferred base interest for the six months ended June 30, 1994 in the amount of approximately $21,000. In May 1992, Summit Tax Exempt Funding Corp., an affiliate of the Partnership, made a second mortgage loan in the amount of $220,000 secured by a second mortgage on the property toward the payment of prior year's property taxes. In January 1993, as part of the transaction in which the Partnership obtained a new credit facility, this loan was assigned to the Partnership. The loan requires interest only payments at the Citibank, N.A. prime rate (6.25% at March 31, 1994) plus 2.0% per annum, payable monthly. Principal is due in full on April 15, 1995. Interest on this loan is current.

North Glen, Atlanta, Georgia

   Pursuant to a forbearance agreement entered into in 1991, interest payments to the Partnership were scheduled to return to the stated rate of 8.5% per annum for 1993. Due to continuing soft market conditions, the General Partners entered into an extension of the forbearance agreement in April 1993 which allows the owner to make debt service payments at a minimum pay rate equal to 6.0% per annum through December 1995 at which time the rate is scheduled to increase to the original stated rate of 8.5%. The difference between the rate paid and the stated rate is payable out of available future cash flow or, ultimately, from sales or refinancing proceeds.

   In April 1993, the Partnership made a loan in the amount of $126,000 to the owner of the property underlying the FMB for payment of past due property taxes. This loan requires interest only payments at 8.5% per annum, payable monthly, commencing on April 30, 1993 with the entire principal balance due on April 30, 1996. Due to the forbearance agreement, an allowance for possible loss was established for this loan during 1993; however, interest payments on this loan are current.

Greenway Manor, St. Louis, Missouri

   Due to the failure to pay 1990 real estate taxes, the general partner of Greenway Manor was removed in May 1991 and a third party management company was installed and subsequently appointed as receiver to protect the Partnership's interest while negotiations proceeded with the new general partner of Greenway Manor for the payment of 1990 and 1991 property taxes. Due to a breakdown of negotiations with Greenway Manor with regard to its payment of the delinquent property taxes and interest payments (not paid from March to August 1992), the Partnership instituted foreclosure proceedings against Greenway Manor. On July 20, 1992, the Greenway Manor partnership filed for bankruptcy under Chapter 11 of the United States Bankruptcy code. Pursuant to a 1992 court order, the receiver paid the Partnership the cash flow remaining after paying the past due real estate taxes, property operating costs and escrowing for the then current year's real estate taxes. On June 30, 1993, the court dismissed the bankruptcy proceeding at which time the owner of the property and obligor of the FMB agreed to transfer the deed-in-lieu of foreclosure to an affiliate of the Related General Partner who has not made an equity investment. Interest payments to the Partner-ship for the six months ended June 30, 1994 and 1993 equated to an annualized rate of 7.24% and 6.50%, respectively. Although this property is not producing sufficient cash flow to fully service the debt, the Partnership has no present intention to declare default on this FMB.

Sunset Terrace, Lancaster, California

   Due to soft market conditions, the General Partners entered into a forbearance agreement with the Sunset Terrace property effective June 1992. The property began paying debt service at 7.0% in May 1992 which increased to 7.25% in May 1993 and 7.5% in May 1994. The rate paid is scheduled to further increase in annual increments to the original stated rate of 8.0% as of May 1996. The difference between the rate paid and the stated rate is payable from available future cash flow or ultimately from sales or refinancing proceeds.

General

   The determination as to whether it is in the best interest of the Partnership to enter into forbearance agreements on the FMBs or, alternatively, to pursue its remedies under the loan documents, including foreclosure, is based upon several factors including, but not limited to, property performance, owner co-operation and projected legal costs.

   The difference between the stated interest rates and the rates paid by the FMBs is not accrued as interest income for financial reporting purposes. The accrual of interest at the stated interest rate will resume once a property's ability to pay the stated interest rate has been adequately demonstrated. Interest income of approximately $379,000 and $426,000 was not recognized for the six months ended June 30, 1994 and 1993, respectively.

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

        The Office of the United States Attorney for the Southern District of New York is conducting an investigation relating to the sale by PSI of limited partnership interests during the period 1980 through 1990. In connection with this investigation, PSI has received grand jury subpoenas and other requests for information. PSI has been complying with and intends to continue to comply with these requests and the investigation is ongoing. Furthermore, in the ordinary course of PSI's business, it receives inquiries and document requests from various states and regulatory authorities concerning the sales activities of certain of its employees, some of which may have in the past or may in the future relate to the Registrant.

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

            10(ab)--Sale-Purchase Agreement between Mansion Apartment Project Investors, Inc., Seller and Independence Apartments Associates, L.P., Purchaser dated November 30, 1993 (filed herewith).

            10(ac)--Addendum to Sale-Purchase Agreement between Mansion Apartment Project Investors, Inc., Seller and Independence Apartments Associates, L.P., Purchaser dated March 31, 1994 (filed herewith).

            (b) Reports on Form 8-K--No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Summit Tax Exempt Bond Fund, L.P.

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner
     By: /s/ Robert J. Alexander                  Date: August 12, 1994
     ----------------------------------------
     Robert J. Alexander
     Vice President
     Chief Accounting Officer for the
     Registrant
By: Related Tax Exempt Bond Associates, Inc.
    A Delaware corporation, General Partner
     By: /s/ Alan P. Hirmes                       Date: August 12, 1994
     ----------------------------------------
     Alan P. Hirmes
     Vice President