Form 10-Q
period 1994-09-30
SUMMIT TAX EXEMPT BOND FUND LP
filed 1994-11-14
CIK 786156

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1994

                                       OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 1-9373

                       SUMMIT TAX EXEMPT BOND FUND, L.P.
- - --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                        13-3323104
- - --------------------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                  No.)

625 Madison Ave., New York, N.Y.                10022
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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                     September 30,     December 31,
                                                                         1994              1993
- - ---------------------------------------------------------------------------------------------------
ASSETS
Participating first mortgage bonds, net                              $ 101,612,456     $ 84,262,524
Assets held for sale, net                                               27,643,550       45,243,550
Temporary investments                                                    2,326,233        1,500,760
Cash                                                                       132,655          200,227
Promissory notes receivable, net                                         7,104,044        7,243,567
Deferred bond selection fees, net                                        1,895,787        2,008,329
Interest receivable                                                        874,575          890,798
Deferred financing fees, net                                               420,773          516,644
Other assets                                                                29,757           15,306
                                                                     -------------     ------------
Total assets                                                         $ 142,039,830     $141,881,705
                                                                     -------------     ------------
                                                                     -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Loan payable                                                         $  13,680,866     $ 13,680,866
Deferred income                                                          1,535,031        1,666,349
Due to affiliates                                                          335,618           70,950
Accrued expenses                                                           113,825          300,669
Accrued interest                                                                --           84,821
                                                                     -------------     ------------
Total liabilities                                                       15,665,340       15,803,655
                                                                     -------------     ------------
Contingencies
Partners' capital
Limited partners (7,906,234 BUC$ issued and outstanding)               126,706,431      126,415,919
General partners                                                          (331,941)        (337,869)
                                                                     -------------     ------------
Total partners' capital                                                126,374,490      126,078,050
                                                                     -------------     ------------
Total liabilities and partners' capital                              $ 142,039,830     $141,881,705
                                                                     -------------     ------------
                                                                     -------------     ------------
- - ---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                       SUMMIT TAX EXEMPT BOND FUND, L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  Nine months ended            Three months ended
                                                    September 30,                 September 30,
                                              -------------------------     -------------------------
                                                 1994           1993           1994           1993
- - -----------------------------------------------------------------------------------------------------
REVENUES
Interest income from participating first
  mortgage bonds                              $5,044,893     $5,147,638     $$1,591,270    $1,637,250
Income from assets held for sale, net          1,916,202      1,755,237        557,032        761,524
Interest income from promissory notes            475,155        472,424        160,741        164,058
Interest income from temporary investments        27,090         19,151         10,077          6,335
                                              ----------     ----------     ----------     ----------
                                               7,463,340      7,394,450      2,319,120      2,569,167
                                              ----------     ----------     ----------     ----------
EXPENSES
Interest expense                                 832,203        715,276        302,104        252,203
Management fees                                  503,907        503,907        167,969        167,969
General and administrative                       242,035        305,519         84,162         83,596
Loan servicing fees                              251,263        251,263         84,675         84,675
Amortization of deferred bond selection
  fees                                           112,542        112,542         37,513         37,513
Amortization of deferred financing fees           95,871         90,545         31,957         36,841
Legal expense                                     46,500        285,000         16,500         95,000
                                              ----------     ----------     ----------     ----------
                                               2,084,321      2,264,052        724,880        757,797
                                              ----------     ----------     ----------     ----------
Net income                                    $5,379,019     $5,130,398     $1,594,240     $1,811,370
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
ALLOCATION OF NET INCOME
Limited partners                              $5,271,439     $5,027,790     $1,562,356     $1,775,143
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
General partners                              $  107,580     $  102,608     $   31,884     $   36,227
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
Net income per BUC                            $      .67     $      .64     $      .20     $      .23
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
- - -----------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                            LIMITED         GENERAL
                                                            PARTNERS       PARTNERS         TOTAL
- - -----------------------------------------------------------------------------------------------------
Partners' capital (deficit)--December 31, 1993            $126,415,919     $(337,869)    $126,078,050
Net income                                                   5,271,439       107,580        5,379,019
Distributions                                               (4,980,927)     (101,652)      (5,082,579)
                                                          ------------     ---------     ------------
Partners' capital (deficit)--September 30, 1994           $126,706,431     $(331,941)    $126,374,490
                                                          ------------     ---------     ------------
                                                          ------------     ---------     ------------
- - -----------------------------------------------------------------------------------------------------
                   The accompanying notes are an integral part of these statements

                       SUMMIT TAX EXEMPT BOND FUND, L.P.
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                              Nine months ended
                                                                                September 30,
                                                                         ---------------------------
                                                                            1994            1993
- - ----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Interest received                                                        $ 5,368,581     $ 5,550,442
Cash received from assets held for sale, net                               1,916,202       1,755,237
Interest paid                                                               (917,024)       (715,276)
Fees and expenses paid                                                      (980,333)       (921,562)
                                                                         -----------     -----------
Net cash provided by operating activities                                  5,387,426       5,668,841
                                                                         -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Income deferred upon assumption of FMB by new debtor                         105,477              --
Net purchase of temporary investments                                       (825,473)       (285,150)
                                                                         -----------     -----------
Net cash used in investing activities                                       (719,996)       (285,150)
                                                                         -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Funds borrowed                                                                    --      13,680,866
Repayment of loan payable                                                         --         (45,620)
Financing fees paid                                                               --        (639,147)
Repayment of loan from affiliate                                                  --      (3,000,000)
Principal payment received on FMB                                            347,577              --
Distributions paid                                                        (5,082,579)     (5,082,579)
Loans made to affiliates                                                          --     (10,126,000)
                                                                         -----------     -----------
Net cash used in financing activities                                     (4,735,002)     (5,212,480)
                                                                         -----------     -----------
Net increase (decrease) in cash                                              (67,572)        171,211
Cash at beginning of period                                                  200,227         151,621
                                                                         -----------     -----------
Cash at end of period                                                    $   132,655     $   322,832
                                                                         -----------     -----------
                                                                         -----------     -----------
- - ----------------------------------------------------------------------------------------------------
SCHEDULE RECONCILING NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income                                                               $ 5,379,019     $ 5,130,398
                                                                         -----------     -----------
Adjustments to reconcile net income to net cash provided by
  operating activities:
Amortization of deferred bond selection fees                                 112,542         112,542
Amortization of deferred financing fees                                       95,871          90,545
Accretion of deferred income                                                 (97,272)        (93,992)
Accretion of valuation allowance                                             (97,509)        (97,509)
Changes in:
  Promissory notes receivable                                                139,523         122,597
  Interest receivable                                                         16,223         102,732
  Interest payable                                                           (84,821)             --
  Other assets                                                               (14,451)        132,566
  Deferred income                                                           (139,523)       (122,597)
  Due to affiliates                                                          264,668         191,618
  Accrued expenses                                                          (186,844)         99,941
                                                                         -----------     -----------
Total adjustments                                                              8,407         538,443
                                                                         -----------     -----------
Net cash provided by operating activities                                $ 5,387,426     $ 5,668,841
                                                                         -----------     -----------
                                                                         -----------     -----------
- - ----------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF INVESTING ACTIVITIES
The Partnership transferred $17,600,000 from assets held for sale to participating first mortgage bonds (``FMBs'') during the three month period ended June 30, 1994. See Note D for further information.
- - ----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                       SUMMIT TAX EXEMPT BOND FUND, L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1994
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Summit Tax Exempt Bond Fund, L.P. (the ``Partnership'') as of September 30, 1994, the results of its operations for the nine and three months ended September 30, 1994 and 1993 and its cash flows for the nine months ended September 30, 1994 and 1993. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

                                                       Nine months ended       Three months ended
                                                         September 30,            September 30,
                                                     ---------------------    ---------------------
                                                       1994         1993        1994         1993
- - ---------------------------------------------------------------------------------------------------
Prudential-Bache Properties, Inc. (``PBP'') and
affiliates:
  General and administrative                         $ 68,984     $ 85,404    $ 24,015     $ 29,029
  Management fee                                      251,954      251,954      83,985       83,985
                                                     --------     --------    --------     --------
                                                      320,938      337,358     108,000      113,014
                                                     --------     --------    --------     --------
Related Tax Exempt Bond Associates, Inc.
(the ``Related General Partner'') and affiliates:
  Loan servicing fees                                 251,263      251,263      84,675       84,675
  General and administrative                           20,694       33,560       7,291        8,090
  Management fee                                      251,953      251,953      83,984       83,984
                                                     --------     --------    --------     --------
                                                      523,910      536,776     175,950      176,749
                                                     --------     --------    --------     --------
                                                     $844,848     $874,134    $283,950     $289,763
                                                     --------     --------    --------     --------
                                                     --------     --------    --------     --------

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

C. Participating First Mortgage Bonds

   As a result of the failure to pay 1992 and 1993 real estate taxes, the Partnership initiated steps to enforce its rights and remedies on the Cypress Run property in July 1994. These remedies include acceleration of the loan and a $350,000 draw on an irrevocable letter of credit issued on behalf of the owner of Cypress Run as security relating to obligations under the Rental Performance Agreement. In response, on July 15, 1994, the owner of the property filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. At this time, the owner continues to operate the property as a Debtor-in-possession. The bankruptcy filing operates as a stay against the enforcement of the Partnership's remedies including foreclosure. At the initial hearing, the court consented, among other things, to allow the Partnership to receive the monthly net cash flow generated by the property as its debt service payments for at least the initial 120 days of the proceedings. Pursuant to the terms of the bond documents, approximately $348,000 of the proceeds received from the draw on the letter of credit has been recorded as a reduction of the FMB, with the balance applied as interest.

   In June 1992, the Partnership made a second mortgage loan to the owner of the property underlying the Cypress Run FMB for approximately $320,000 for the payment of past due property taxes. This loan requires monthly interest only payments at a rate of 8.5% per annum with the principal due on July 1, 1994. Due to past due 1993 and 1992 property taxes, an allowance for possible loss was established for this loan during 1993. Interest payments on the loan as well as the FMB were current through June 1994; however as of November 1994, the loan remains outstanding and the Partnership has notified the borrower of the default.

   On November 10, 1994, an Order Modifying Stay together with a Settlement Stipulation was entered by the Court which grants the Partnership relief from the Automatic Stay. This order becomes effective on March 31, 1995 unless a sale of the property, subject to the Partnership's approval, is closed beforehand. If a sale is not consumated, the title of the property will be transferred to the Partnership or its designee in accordance with the terms set forth in the Settlement Stipulation. Pursuant to the terms of the Settlement Stipulation, until such sale occurs or the deed is transferred on March 31, 1995, the Partnerhship shall continue to receive the monthly net cash flow generated by the property as payment toward debt service.

D. Assets Held for Sale

   Assets held for sale and the related income thereon are as follows:

                                                                                    Net cash received         Net cash received
                                                                                       for the nine             for the three
                                                                                       months ended              months ended
                                                    Carrying         Face             September 30,             September 30,
                       Call          Maturity        Value          Amount       ------------------------    --------------------
                       Date            Date          of FMB         of FMB          1994          1993         1994        1993
- - ------------------------------------------------------------------------------------------------------------------------
Cedar Creek,       Dec. 1998       Dec. 2006      $ 7,798,550     $ 8,100,000    $  458,590    $  354,039    $162,000    $113,953
  McKinney, Tx
High Pointe        June 1998       June 2006        7,545,000       8,900,000       405,000       237,175     135,000     120,000
  Club,
  Harrisburg, Pa
The Mansion,       May 1998        May 2010                --      19,450,000       318,826       955,211      (8,754)    318,759
  Independence,
  Mo*
Greenway Manor     Oct. 1998       Sept. 2006      12,300,000      12,850,000       733,786       208,812     268,786     208,812
  St. Louis,
  Mo**
                                                  ------------    -----------    ----------    ----------    --------    --------
                                                  $27,643,550     $49,300,000    $1,916,202    $1,755,237    $557,032    $761,524
                                                  ------------    -----------    ----------    ----------    --------    --------
                                                  ------------    -----------    ----------    ----------    --------    --------

 * Reinstated as an FMB as of April 1, 1994. As such, the cash received for the nine months ended September 30, 1994 reflects cash flow only through March 31, 1994. Subsequent cash flow was recorded as interest income from FMBs.

** On June 30, 1993, the original owner of the property transferred its ownership interest to an affiliate of the Related General Partner who did not make an equity investment and the FMB was reclassified as an asset held for sale. Prior to this classification, cash received was recorded as interest income from FMBs.

   The original owners of several of the underlying properties and obligors of the FMBs have been replaced with entities affiliated with the Related General Partner who have not made equity investments. These entities have assumed the day-to-day responsibilities and obligations of the underlying properties. Buyers are being sought who would make equity investments in the underlying properties and assume the nonrecourse obligations for the FMBs. Although these properties are not producing sufficient cash flow to fully service the debt, the Partnership has no present intention to declare a default on these FMBs.

   On April 1, 1994, Mansion Apartment Project Investors, Inc., an affiliate of the Related General Partner who replaced the original developer of The Mansion property, sold the ownership interest in the property to an unrelated third party for $700,000 in cash and the assumption of the obligations under the Partnership's $19,450,000 FMB as well as a $400,000 second mortgage note to a lender affiliated with the Related General Partner taken by assignment from the seller. Notwithstanding the assumption of the FMB, the General Partners have agreed to forbear on the Partnership's rights and remedies in declaring an interest payment default under the FMB loan documents provided the new borrower makes minimum monthly interest payments to the Partnership equal to approximately $81,000 per month (5% per annum) together with payments to the replacement reserve escrow account of approximately $4,500 per month and complies with all other covenants and obligations of the borrower under the FMB documents. The forbearance agreement orginally expired on September 30, 1994 but has been extended to November 30, 1994.

   As a result of the cash equity investment, The Mansion (which had previously been classified in the financial statements as an asset held for sale) was reinstated as an FMB. The net cash proceeds from the sale of approximately $105,000 (net of a $400,000 escrow for certain repairs, a $50,000 second mortgage note principal payment, and closing costs), paid to the Partnership to reduce accrued and unpaid interest, was recorded by the Partnership as deferred income and is being accreted as interest income from first mortgage bonds over the remaining life of The Mansion FMB. The balance of the deferred income relating to The Mansion FMB was approximately $102,000 at September 30, 1994. All other accrued and unpaid interest on The Mansion FMB which previously had been reserved was forgiven.

   In 1992, the Partnership loaned approximately $220,000, in the aggregate, to The Mansion and Cedar Creek properties to enable them to pay property taxes. The loans were self-amortizing over two years with interest at 8.5% per annum beginning in June 1992. These loans were recorded in operating results as a reduction in income from assets held for sale in 1992 because the FMBs were paying interest on a cash flow basis. Subsequent principal payments relating to these loans were recorded as income from assets held for sale. These loans were fully amortized as of the second quarter of 1994.

E. Contingencies

   On or about October 18, 1993, a putative class action, captioned Kinnes et al. v. Prudential Securities Group Inc. et al. (93 Civ. 654), was filed in the United States District Court for the District of Arizona, purportedly on behalf of investors in the Partnership against the Partnership, PBP, Prudential Securities Incorporated and a number of other defendants. On or about November 16, 1993, a putative class action captioned Connelly, et al. v. Prudential-Bache Securities Inc. et al. (93 Civ. 713), was filed in the United States District Court for the District of Arizona, purportedly on behalf of investors in the Partnership against the Partnership, PBP, Prudential Securities Incorporated and a number of other defendants. On or about January 3, 1992, a putative class action, captioned Levine v. Prudential-Bache Properties Inc. et al. (92 Civ.
52), was filed in the United States District Court for the Northern District of Illinois purportedly on behalf of investors in the Partnership against the General Partners, Prudential Securities Incorporated and a number of other defendants. Subsequently the Related General Partner exited the Levine litigation by way of settlement. On April 14, 1994, the Judicial Panel on Multidistrict Litigation (the ``Panel'') deferred transfer of the Levine case to the Southern District of New York (discussed more fully below) until after the Illinois court decided a pending motion to dismiss the complaint. On June 3, 1994, that court granted the motion of PBP and Prudential Securities Incorporated and dismissed the first amended complaint without prejudice. On June 30, 1994, plaintiffs filed a second amended complaint. By order dated July 13, 1994, the Panel unconditionally transferred the Levine case for inclusion in the consolidated proceedings in the Southern District of New York described below.

   By its April 14, 1994 order, the Panel transferred the Kinnes case, and by order dated May 4, 1994, the Connelly case, together with a number of other actions, on each occasion not involving the Partnership, to a single judge of the United States District Court for the Southern District of New York and consolidated them under the caption In re Prudential Securities Incorporated Limited Partnership Litigation (MDL Docket No. 1005). On June 8, 1994, plaintiffs in the transferred cases filed a complaint that consolidated the previously filed complaints and named as defendants, among others, Prudential Securities Incorporated, certain of its present and former employees and the General Partners. The Partnership is not named a defendant in the consolidated complaint, but the name of the Partnership is listed as being among the limited partnerships at issue in the case. The consolidated complaint alleges violations of the federal Racketeer Influenced and Corrupt Organizations Act (``RICO''), fraud, negligent misrepresentation, breach of fiduciary duties, breach of third-party beneficiary contracts, breach of implied covenants and violations of New Jersey statutes in connection with the marketing and sales of limited partnership interests. Plaintiffs request relief in the nature of: rescission of the purchase of securities and recovery of all consideration and expenses in connection therewith, as well as compensation for lost use of money invested, less cash distributions; compensatory damages; consequential damages; treble damages for defendants' RICO violations (both federal and New Jersey); general damages for all injuries resulting from negligence, fraud, breaches of contract, and breaches of duty in an amount to be determined at trial; disgorgement and restitution of all earnings, profits, benefits and compensation received by defendants as a result of their unlawful acts; costs and disbursements of the action; reasonable attorneys' fees; and such other and further relief as the court deems just and proper.

   A derivative action entitled Litman et al. v. Prudential-Bache Properties, Inc. et al. (No. 12137) was filed in Delaware Chancery Court, against the General Partners and the parent company of PBP. Plaintiffs are individual investors who purchased Partnership interests. Plaintiffs' initial complaint, which was filed as a putative class action alleging breach of fiduciary duty, was dismissed as legally insufficient. On April 30, 1992, plaintiffs filed an amended complaint.

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

   On March 6, 1991, a derivative action entitled Virginia First Savings Bank F.S.B., et al. v. Tax Exempt Bond Associates, Inc., et al., (No. L91-726) was filed in Virginia Circuit Court against the General Partners and others. Plaintiffs are one named and other unknown individual investors who are purportedly suing on behalf of the Partnership. Defendants include, among others, the Partnership and its General Partners. The complaint alleges breach of fiduciary duty. Plaintiffs seek an indeterminate amount of damages.

   Defendants have moved to dismiss the complaint on the grounds that (i) plaintiffs are precluded from bringing the action by a previous decision; (ii) plaintiffs failed to adequately plead a valid derivative claim and that (iii) the court lacks jurisdiction over certain defendants.

   The General Partners and Prudential Securities Incorporated believe they have meritorious defenses to the complaints and intend to vigorously defend these actions. Pursuant to the terms of the Partnership Agreement, the General Partners may be entitled to indemnification for any loss suffered as a result of these actions including their attorneys' fees.

   PBP is also named as a defendant, together with other parties, in pending legal proceedings involving other limited partnerships. Although a number of cases have been resolved, others are still pending. PBP intends to defend itself vigorously against such actions.

F. Subsequent Events

   In November 1994, a distribution of approximately $1,660,000 and $34,000 was paid to the limited partners and General Partners, respectively, for the quarter ended September 30, 1994.

                       SUMMIT TAX EXEMPT BOND FUND, L.P.
                            (a limited partnership)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Summit Tax Exempt Bond Fund, L.P. (the ``Partnership'') has invested in eleven tax-exempt participating first mortgage bonds (``FMBs'') issued by various state or local governments or their agencies or authorities. The FMBs are secured by participating first mortgage loans on multi-family residential apartment projects.

   Interest payments from FMBs are anticipated to provide sufficient liquidity to meet the operating expenditures of the Partnership in future years and to fund distributions.

   The Partnership's loan payable has a variable interest rate; therefore, future levels of interest expense will fluctuate in correlation to movements in the 30-day commercial paper interest rate.

   The third quarter distribution of approximately $1,660,000 ($.21 per BUC) was paid to limited partners in November 1994 from cash flow from operations. The Partnership anticipates funding future cash distributions from cash flow from operations.

   In July 1994, the owner of the Cypress Run property filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. Monthly interest income to the Partnership from the Cypress Run FMB will be reduced during these proceedings. However, the net cash flow from the Cypress Run property, together with the proceeds of a letter of credit, was sufficient such that the Partnership's net cash flow was not negatively impacted in the third quarter of 1994. Barring any other reduction of Partnership income or increase in Partnership expenses, cash flow is not expected to be negatively impacted by Cypress Run in the fourth quarter of 1994.

Results of Operations

   Net income increased by approximately $249,000 for the nine months ended September 30, 1994 but decreased by approximately $217,000 for the three months ended September 30, 1994 as compared to the corresponding periods in 1993 for the reasons discussed below.

   Interest income from FMBs decreased by approximately $103,000 and $46,000 for the nine and three months ended September 30, 1994, respectively, as compared to the corresponding periods in 1993. These decreases primarily resulted from the Cypress Run bankruptcy (see Note C to the financial statements), the classification of Greenway Manor interest as income from assets held for sale for the nine months ended September 30, 1994 and a decrease in interest received from the North Glen FMB due to a modification to the forbearance agreement with the property's owner in 1993. These decreases were offset, in part, by the classification of interest received from The Mansion property as interest income from FMBs subsequent to April 1, 1994 (see Note D to the financial statements), and increased interest received from the Thomas Lake and Sunset Terrace FMBs.

   Income received from FMBs that are currently classified as assets held for sale (see Note D to the financial statements) increased by approximately $161,000 for the nine months ended September 30, 1994 but decreased by approximately $204,000 for the three months ended September 30, 1994 as compared to the corresponding periods in 1993. These fluctuations are primarily due to the classification of interest received from the Greenway Manor property as income from assets held for sale in 1994 and increased cash flow received from the High Pointe Club and Cedar Creek properties partially offset by the classification of interest received from The Mansion property as interest income from participating first mortgage bonds subsequent to the sale of the property (see Note D to the financial statements) effective April 1, 1994.

   Interest expense increased by approximately $117,000 and $50,000 for the nine and three months ended September 30, 1994, respectively, as compared to the corresponding periods in 1993 due primarily to an increase in the 30-day commercial paper interest rate.

   General and administrative expenses decreased by approximately $63,000 for the nine months ended September 30, 1994 as compared to the corresponding periods in 1993 primarily due to the timing of certain expenses in the respective years and a general decrease in the costs associated with the administration of the Partnership.

   Legal expense decreased by approximately $239,000 and $79,000 for the nine and three months ended September 30, 1994, respectively, as compared to the corresponding periods in 1993 primarily because of non-recurring costs associated with the Greenway foreclosure in 1993 and lower legal costs related to the Levine litigation described in Note E to the financial statements.

Property Information

   The following table lists the Partnership's FMBs with occupancy rates of the underlying properties as of October 30, 1994:

                                                    Face
                                                 Amount of                          Stated
Property                  Location                  FMB          Occupancy     Interest Rate(A)
- - -----------------------------------------------------------------------------------------------
The Mansion               Independence, Mo      $ 19,450,000         98.7%         8.50%(E)
Martin's Creek            Summerville, SC          7,300,000         99.5          7.00%(B)
East Ridge                Mt. Pleasant, SC         8,700,000         98.5          7.00%(B)
High Pointe Club          Harrisburg, Pa           8,900,000         98.7          8.50%(C)
Cypress Run               Tampa, Fl               15,402,428         96.7          8.50%(D)
Thomas Lake               Eagan, Mn               12,975,000         99.5          8.50%(A)
North Glen                Atlanta, Ga             12,400,000         97.1          8.50%(A)
Greenway Manor            St. Louis, Mo           12,850,000        100.0          8.50%(C)
Clarendon Hills           Hayward, Ca             17,600,000         97.5          5.52%(A)
Cedar Creek               McKinney, Tx             8,100,000         99.2          8.50%(C)
Sunset Terrace            Lancaster, Ca           10,350,000         94.0          8.00%(A)
                                                ------------
                                                $134,027,428
                                                ------------
                                                ------------
- - -----------------------------------------------------------------------------------------------
(A) See below and on the following pages for discussion of rates paid.
(B) As discussed on the following page, the stated rate on the restructured FMBs will increase from 6.0% to 8.25% over the remaining terms of the FMB.
(C) The rate paid is the current cash flow from the property. See Note D to the financial statements.
(D) As further discussed on page 11, the owner of the property underlying the FMB has filed for bankruptcy.
(E) See Note D to the financial statements and the following page.

Clarendon Hills, Hayward, California

   On May 31, 1992, the sale of the Clarendon Hills property to an unrelated third party was closed. Net proceeds made available to the Partnership were approximately $1,441,000 and were recorded as deferred income. A $6,600,000 promissory note to Clarendon Hills Investors Inc. issued at the time of the sale of the property was assigned to the Partnership. This promissory note requires monthly interest payments of 8.0% per annum with the principal due on December 31, 2003. Beginning June 1, 1992, debt service payments relating to the FMB commenced at a rate of 5.52% pursuant to the terms of the sale and modification of the FMB. Pursuant to the terms of the sale, beginning with the November 1993 payment and through the August 1994 payment, the debt service payments were reduced by $94,000 (50% of the property tax increase resulting solely from the sale of the property). Payments on the FMB and the note are current.

High Pointe Club, Harrisburg, Pennsylvania

   In 1988, the original owner of the underlying property and obligor of the FMB was replaced by an affiliate of the Related General Partner who did not make an equity investment. Additional financing for construction cost overruns was obtained through a $3,250,000 first mortgage bond and a pro rata share ($3,180,000) of a $10,000,000 loan obtained in 1990 which was refinanced by the Partnership in 1993. The Partnership received debt service payments on the FMB at a pay rate of 6.15% and 3.6% per annum for the nine months ended September 30, 1994 and 1993, respectively. Although this property is still not producing sufficient cash flow to fully service the debt, the Partnership has no present intention to declare default on this FMB.

   In November 1989, a $600,000 settlement was reached between the previous developer of High Pointe Club Apartments (the ``Property'') and USF&G, the construction performance bonding company for the Property. Prior to this agreement, the previous developer agreed to place the settlement proceeds in escrow later to be shared with the subsequent developer (``Greenhill Project Investors, Inc.'') or its successors and assigns pursuant to an arbitration proceeding.

   On April 23, 1993, the previous developer agreed to release the escrowed funds to RHA Inv., Inc. (``RHA''), the successor to Greenhill Project Investors, Inc. RHA continues to have certain obligations to the Partnership, among others, for the payment of accrued and unpaid interest as well as the repayment of certain loans guaranteed by the Partnership. As a result, the General Partners of the Partnership and RHA are negotiating which of RHA's obligations will be satisfied by proceeds received from escrow. The Partnership's claim on the escrowed funds is not recorded in the accompanying financial statements.

The Mansion, Independence, Missouri

   In 1989, the original owner of the underlying property and obligor of the FMB was replaced by Mansion Apartment Project Investors, Inc. (``MAPI''), an affiliate of the Related General Partner who did not make an equity investment.

   On April 1, 1994, MAPI sold its ownership interest in The Mansion to an unrelated third party. See Note D to the financial statements for further information.

Cedar Creek, McKinney, Texas

   In 1988, the original owner of the underlying property and obligor of the FMB was replaced by an affiliate of the Related General Partner who did not make an equity investment. For the nine months ended September 30, 1994 and 1993, the property made debt service payments at an annualized pay rate of approximately 8.0% and 5.8%, respectively. Although this property is not producing sufficient cash flow to fully service the debt, the Partnership has no present intention to declare default on this FMB. All previously past due and unpaid property taxes have been paid.

East Ridge and Martin's Creek, South Carolina

   The terms of the East Ridge and Martin's Creek FMBs (carrying value $14,700,000, including valuation allowance of $1,300,000) were modified in 1990 when the equity interests in those properties and the related obligations of the FMBs were sold by an affiliate of the Related General Partner to a third party borrower. As part of this transaction, the minimum pay rates on the FMBs increase in annual increments from 6.0% in 1990 to 8.25% in 1997. The difference between the rate paid and the original stated rate is payable out of available future cash flow or, ultimately, from sales or refinancing proceeds. During the nine months ended September 30, 1994, the Partnership received 6.97% and 7.45% from the East Ridge and Martin's Creek properties, respectively. The minimum scheduled pay rate was 6.75% through February 28, 1994 and increased to 7.0% on March 1, 1994. Additionally, in 1990, the Partnership received $950,000 in 13% second mortgage promissory notes calling for monthly interest and principal payments through December 1996. Payments on these notes, which are partially secured by letters of credit, are current through September 30, 1994.

Cypress Run, Tampa, Florida

   As a result of the failure to pay 1992 and 1993 real estate taxes, the Partnership initiated steps to enforce its rights and remedies on the Cypress Run property in July 1994. These remedies include acceleration of the loan (as described below) and a $350,000 draw on an irrevocable letter of credit issued on behalf of the owner of Cypress Run as security relating to obligations under the Rental Performance Agreement. In response, on July 15, 1994, the owner of the propert filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. At this time, the owner continues to operate the property as a Debtor-in-possession. The bankruptcy filing operates as a stay against the enforcement of the Partnership remedies including foreclosure. At the initial hearing, the court consented, among other things, to allow the Partnership to receive the monthly net cash flow generated by the property as its debt service payments for at least the initial 120 days of the proceedings. Pursuant to the terms of the bond documents, approximately $348,000 of the proceeds received from the draw on the letter of credit have been recorded as a reduction of the FMB, with the balance applied as interest.

   In June 1992, the Partnership made a second mortgage loan to the owner of the property underlying the FMB for approximately $320,000 for the payment of past due property taxes. This loan requires monthly interest only payments at a rate of 8.5% per annum with the principal due on July 1, 1994. Due to past due 1993 and 1992 property taxes, an allowance for possible loss was established for this loan during 1993. Interest payments on the loan as well as the FMB were current through June 1994. As a result of the bankruptcy, this loan remains outstanding.

   On November 10, 1994, an Order Modifying Stay together with a Settlement Stipulation was entered by the Court which grants the Partnership relief from the Automatic Stay. This order becomes effective on March 31, 1995 unless a sale of the property, subject to the Partnership's approval, is closed beforehand. If a sale is not consumated, the title of the property will be transferred to the Partnership or its designee in accordance with the terms set forth in the Settlement Stipulation. Pursuant to the terms of the Settlement Stipulation, until such sale occurs or the deed is transferred on March 31, 1995, the Partnerhship shall continue to receive the monthly net cash flow generated by the property as payment toward debt service.

Thomas Lake, Eagan, Minnesota

   Pursuant to the terms of a forbearance agreement entered into in 1991, debt service payments were made at a rate of 7.75% per annum for the nine months ended September 30, 1994. The minimum pay rate is scheduled to increase in annual increments to the original stated rate of 8.5% as of December 1996. The difference between the rate paid and the original stated rate is payable out of available future cash flow or, ultimately, from sales or refinancing proceeds. The property also paid deferred base interest for the nine months ended September 30, 1994 in the amount of approximately $51,000. In May 1992, Summit Tax Exempt Funding Corp., an affiliate of the Partnership, made a loan in the amount of $220,000 secured by a second mortgage on the property toward the payment of past due property taxes. In January 1993, this loan was assigned to the Partnership as part of the transaction in which the Partnership obtained a new credit facility. The loan requires interest only payments at the Citibank, N.A. prime rate (7.75% at September 30, 1994) plus 2.0% per annum, payable monthly. Principal is due in full on April 15, 1995. Interest on this loan is current.

North Glen, Atlanta, Georgia

   Pursuant to the terms of a forbearance agreement entered into in 1991, interest payments to the Partnership were scheduled to return to the stated rate of 8.5% per annum in 1993. Due to continuing soft market conditions, the General Partners entered into an extension of the forbearance agreement in April 1993 which allows the owner to make debt service payments at a minimum pay rate equal to 6.0% per annum through December 1995 at which time the rate is scheduled to increase to the original stated rate of 8.5%. The difference between the rate paid and the stated rate is payable out of available future cash flow or, ultimately, from sales or refinancing proceeds.

   In April 1993, the Partnership made a loan in the amount of $126,000 to the owner of the property underlying the FMB for payment of past due property taxes. This loan requires interest only payments at 8.5% per annum, payable monthly, with the principal due on April 30, 1996. Due to the extension of the forbearance agreement in 1993, an allowance for possible loss was established for this loan; however, interest payments on this loan are current.

Greenway Manor, St. Louis, Missouri

   Due to the failure to pay 1990 and 1991 property taxes and interest from March to August 1992, the Partnership instituted foreclosure proceedings against Greenway Manor. On July 20, 1992, the Greenway Manor partnership filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. Pursuant to a 1992 court order, the receiver paid the Partnership the cash flow remaining after paying the past due real estate taxes, property operating costs and escrowing for the then current year's real estate taxes. On June 30, 1993, the court dismissed the bankruptcy proceeding at which time the owner of the property and obligor of the FMB agreed to transfer the deed-in-lieu of foreclosure to an affiliate of the Related General Partner who has not made an equity investment. Interest payments to the Partnership for the nine months ended September 30, 1994 and 1993 were paid at annualized rates of 7.6% and 6.5%, respectively. Although this property is not producing sufficient cash flow to fully service the debt, the Partnership has no present intention to declare default on this FMB.

Sunset Terrace, Lancaster, California

   Pursuant to the terms of a forbearance agreement entered into in 1992, the property began paying debt service at 7.0% in May 1992 which increased to 7.25% in May 1993 and 7.5% in May 1994. The rate paid is scheduled to further increase in annual increments to the original stated rate of 8.0% as of May 1996. The difference between the rate paid and the stated rate is payable from available future cash flow or ultimately from sales or refinancing proceeds.

General

   The determination as to whether it is in the best interest of the Partnership to enter into forbearance agreements relating to the FMBs or, alternatively, to pursue its remedies under the loan documents, including foreclosure, is based upon several factors including, but not limited to, property performance, owner co-operation and projected legal costs.

   The difference between the stated interest rates and the rates paid by the FMBs is not accrued as interest income for financial reporting purposes. The accrual of interest at the stated interest rate will resume once a property's ability to pay the stated interest rate has been adequately demonstrated. Interest income of approximately $971,000 and $514,000 was not recognized for the nine months ended September 30, 1994 and 1993, respectively.

   From time to time, certain property owners have elected to supplement the cash flow generated by the properties to meet the required bond interest payments. There can be no assurance that in the future any property owner will elect to supplement property cash flow to satisfy bond interest requirements if necessary.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--Incorporated by reference to Note E to the financial statements filed herewith in Item 1 of Part I of the Registrant's Quarterly Report.

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

        On October 27, 1994, PSI entered into cooperation and deferred prosecution agreements (the ``Agreements'') with the Office of the United States Attorney for the Southern District of New York (the ``U.S. Attorney''). The Agreements resolved a grand jury investigation that had been conducted by the U.S. Attorney into PSI's sale during the 1980's of the Prudential-Bache Energy Income Fund oil and gas limited partnerships (the ``Income Funds''). In connection with the Agreements, the U.S. Attorney filed a complaint charging PSI with a criminal violation of the securities laws. In its request for a deferred prosecution, PSI acknowledged to having made certain misstatements in connection with the sale of the Income Funds. Pursuant to the Agreements, the U.S. Attorney will defer any prosecution of the charge in the complaint for a period of three years, provided that PSI complies with certain conditions during the three year period. These include conditions that PSI not violate any criminal laws; that PSI contribute an additional $330 million to a pre-existing settlement fund; that PSI cooperate with the government in any future inquiries; and that PSI comply with various compliance-related provisions. If, at the end of the three-year period, PSI has complied with the terms of the Agreements, the U.S. Attorney will be barred from prosecuting PSI on the charges set forth in the complaint. If, on the other hand, during the course of the three-year period, PSI violates the terms of the Agreements, the U.S. Attorney can elect to pursue such charges.

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

            27--Financial Data Schedule (filed herewith).

        (b) Reports on Form 8-K--Registrant's Current Report on Form 8-K dated July 15, 1994, as filed with the Securities and Exchange Commission on August 1, 1994, relating to Item 5 regarding the bankruptcy of the owner of the Cypress Run property in Tampa, FL which secures the Partnership's $15,750,000 FMB.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Summit Tax Exempt Bond Fund, L.P.

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner
     By: /s/ Robert J. Alexander                  Date: November 11, 1994
     ----------------------------------------
     Robert J. Alexander
     Vice President
     Chief Accounting Officer for the
     Registrant
By: Related Tax Exempt Bond Associates, Inc.
    A Delaware corporation, General Partner
     By: /s/ Alan P. Hirmes                       Date: November 11, 1994
     ----------------------------------------
     Alan P. Hirmes
     Vice President