Form 10-K
period 1994-12-31
SUMMIT TAX EXEMPT BOND FUND LP
filed 1995-04-18
CIK 786156

This is an electronic confirming copy of the Form 10-K for SUMMIT TAX EXEMPT BOND FUND, L.P., filed on 4/18/95 pursuant to a temporary hardship exemption as specified by Rule 201 of Regulation S-T.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1994

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number 1-9373

                       SUMMIT TAX EXEMPT BOND FUND, L.P.
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                               13-3323104
- --------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                         Identification No.)

625 Madison Avenue, New York, N.Y.                     10022
- --------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code (212) 421-5333

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class                         Name of each exchange on
                                                    which registered

    Beneficial Unit Certificates                  American Stock Exchange
- -----------------------------------------    ----------------------------------
Securities registered pursuant to Section 12(g) of the Act:
                                          None
- -------------------------------------------------------------------------------
                                    (Title of class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes CK No _

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [CK]

   Aggregate market value of BUC$ held by unaffiliated BUC$holders of the Registrant as of April 12, 1995 was $73,837,828.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Registrant's Annual Report to BUC$holders for the year ended December 31, 1994 is incorporated by reference into Parts I, II and IV of this Annual Report on Form 10-K.

   Agreement of Limited Partnership, dated February 19, 1986, included as part of the Registration Statement filed with the Securities and Exchange Commission on December 24, 1985 pursuant to Rule 424(b) of the Securities Act of 1933, is incorporated by reference into Part IV of this Annual Report on Form 10-K.

                                Index to exhibits can be found on pages 13 to 15

                       SUMMIT TAX EXEMPT BOND FUND, L.P.
                            (a limited partnership)
                               TABLE OF CONTENTS

PART I                                                                   PAGE
Item  1        Business..........................................             3
Item  2        Properties........................................             8
Item  3        Legal Proceedings.................................             8
Item  4        Submission of Matters to a Vote of BUC$holders....             8
PART II
Item  5        Market for the Registrant's BUC$ and Related
                 BUC$holder Matters..............................             8
Item  6        Selected Financial Data...........................             9
Item  7        Management's Discussion and Analysis of Financial
                 Condition and Results
                 of Operations...................................             9
Item  8        Financial Statements and Supplementary Data.......             9
Item  9        Changes in and Disagreements with Accountants on
                 Accounting and
                 Financial Disclosure............................             9
PART III
Item 10        Directors and Executive Officers of the
                 Registrant......................................             9
Item 11        Executive Compensation............................            11
Item 12        Security Ownership of Certain Beneficial Owners
                 and Management..................................            12
Item 13        Certain Relationships and Related Transactions....            12
PART IV
Item 14        Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K
               Financial Statements and Financial Statement
                 Schedules.......................................            13
               Exhibits..........................................            13
               Reports on Form 8-K...............................            15
SIGNATURES.......................................................            18

                                     PART I

Item 1. Business

General

   Summit Tax Exempt Bond Fund, L.P. (the ``Registrant''), a Delaware limited partnership, was formed on December 18, 1985 and will terminate on December 31, 2020 unless terminated sooner under the provisions of the Agreement of Limited Partnership (the ``Partnership Agreement''). The Registrant was formed to invest in tax-exempt participating first mortgage revenue bonds (``First Mortgage Bonds'' or ``FMBs'') issued by various state or local governments or their agencies or authorities. These investments were made with proceeds from the initial sale of 7,906,234 Beneficial Unit Certificates (``BUC$''). The FMBs are secured by participating first mortgage loans (``Mortgage Loans'') on multi-family residential apartment properties (``Properties'') developed by unaffiliated developers. The Properties are garden apartment projects diversified nationwide. The Registrant's fiscal year for book and tax purposes ends on December 31.

   The Registrant is engaged solely in the business of investing in FMBs; therefore, presentation of industry segment information is not applicable.

General Partners

   The general partners of the Registrant are Prudential-Bache Properties, Inc. (``PBP'') and Related Tax Exempt Bond Associates, Inc. (the ``Related General Partner'') (collectively, the ``General Partners''). Related BUC$ Associates, Inc. (the ``Assignor Limited Partner''), which acquired and holds limited partnership interests on behalf of those persons who purchase BUC$, has assigned to those persons substantially all of its rights and interest in and under such limited partnership interests. The Related General Partner and the Assignor Limited Partner are under similar ownership.

Competition

   The General Partners and/or their affiliates have formed, and may continue to form, various entities to engage in businesses which may be competitive with the Registrant.

   The Registrant's business is affected by competition to the extent that the underlying Properties from which it derives interest and, ultimately, principal payments, may be subject to competition relating to rental rates and amenities from comparable neighboring properties.

Structure of First Mortgage Bonds

   The principal and interest payments on each FMB are payable only from the cash flows, including proceeds in the event of a sale, from the Properties underlying the FMBs. None of these FMBs constitute a general obligation of any state or local government, agency or authority. The FMBs are secured by the Mortgage Loans on the underlying Properties and the structure of each Mortgage Loan mirrors the structure of the corresponding FMB.

   Unless otherwise modified, the principal of the FMBs will not be amortized during their respective terms (which range from 17 to 24 years) and will be required to be repaid in lump sum ``balloon'' payments at the expiration of the respective terms or at such earlier times as the Registrant may require pursuant to the terms of the bond documents. The Registrant has a right to require redemption of the FMBs approximately twelve years after their issuance. The Registrant anticipates holding the FMBs for approximately 12 to 15 years from the date of issuance; however, it can and may elect to hold until maturity.

   In addition to the stated base interest rates ranging from 5.23% to 8.5% per annum, each of the FMBs which have not been modified provides for ``contingent interest'' consisting of (a) an amount equal to 50% to 100% of net property cash flow and 50% to 100% of net sale or refinancing proceeds until the borrower has paid, during the post-construction period, annually compounded interest at a rate ranging from 8.875% to 9.34% on a cumulative basis, and thereafter (b) an amount equal to 25% to 50% of the remaining net property cash flow and 25% to 50% of remaining net sale or refinancing proceeds until the borrower has paid interest at a simple annual rate of 16% over the term of the FMB. Both the stated and contingent interest are exempt from federal income taxation. The Registrant has not received any contingent interest to date.

   In order to protect the tax-exempt status of the FMBs, the owners of the Properties are required to enter into certain agreements to own, manage and operate such Properties in accordance with the requirements of the Internal Revenue Code.

Bond Modifications/Forbearance Agreements

   The following table lists the FMBs that the Registrant owns, together with the occupancy and current rental rates of the underlying properties:

                                                                     Average      Minimum
                                  Face         Final       Stated    Interest     Pay Rate     Occupancy                   No. of
                    Closing    Amount of     Completion   Interest  Rate Paid     December      February      Rental       Rental
     Property         Date        Bond          Date       Rate*     in 1994*       1994        12, 1995      Rates        Units
- -----------------------------------------------------------------------------------------------------------------------------------
The Mansion,         5/13/86  $ 19,450,000        12/87     5.23%        5.47%    5.23%            92.5%   $    405-675        550
 Independence, Mo
Martin's Creek,      5/20/86     7,300,000         5/86     8.25         7.00     7.00(A)          95.5         415-595        197
 Summerville, SC
East Ridge, Mt.      5/20/86     8,700,000         5/86     8.25         7.00     7.00(A)          94.9         460-690        200
 Pleasant, SC
High Pointe Club,    7/29/86     8,900,000         4/91     8.50         6.07     5.95(B)          96.7         510-670        240
 Harrisburg, Pa
Cypress Run,         8/14/86    15,402,428         6/88     8.50         6.07     7.52(B)          97.5         405-795        408
 Tampa, Fl
Thomas Lake,          9/2/86    12,975,000         2/88     8.50         8.27     7.50(A)          99.5         599-999        216
 Eagan, Mn
North Glen,          9/30/86    12,400,000        12/87     8.50         6.00     6.00(A)          96.5         480-745        284
 Atlanta, Ga
Greenway Manor,      10/9/86    12,850,000        12/87     8.50         7.83     8.23(B)          99.0         430-530        312
 St. Louis, Mo
Clarendon Hills,     12/8/86    17,600,000         7/89     5.52         5.47     5.52             97.5         775-1,300       285
 Hayward, Ca
Cedar Creek,        12/29/86     8,100,000         2/88     8.50         7.55     6.60(B)          98.0         445-755        250
 McKinney, Tx
Sunset Terrace,      2/12/87    10,350,000         2/87     8.00         7.40     7.50(A)          89.6         450-650        184
 Lancaster, Ca
                              ------------
                              $134,027,428
                              ------------
                              ------------
  * The rate paid represents the interest recorded by the Registrant while the stated rate represents the coupon rate of the FMB.
 (A) The minimum pay rates on the FMBs are scheduled to increase to the stated interest rate over the remaining terms of the FMBs.
 (B) The minimum pay rate is the current cash flow of the property.
- -----------------------------------------------------------------------------------------------------------------------------------

   A provision for loss on impairment of assets of $1,350,000 was recorded during the year ended December 31, 1994 to record the estimated impairment of FMBs based upon an analysis of estimated cash flows from the individual properties securing the FMBs.

   On April 1, 1994, Mansion Apartment Project Investors, Inc. (``MAPI''), an affiliate of the Related General Partner who replaced the original developer of The Mansion property, sold the ownership interest in the property to an unrelated third party for $700,000 in cash and the assumption of the obligation under the Registrant's $19,450,000 FMB as well as a $400,000 second mortgage note payable to a lender affiliated with the Related General Partner taken by assignment from the seller. Notwithstanding the assumption of the FMB, the General Partners agreed to forbear on the Registrant's rights and remedies in declaring an interest payment default under the FMB loan documents provided the new borrower made minimum monthly interest payments to the Registrant equal to approximately $81,000 per month (5% per annum) together with payments to a replacement reserve escrow account of approximately $4,500 per month and complied with all other covenants and obligations.

   Effective October 18, 1994, The Mansion FMB was modified. The modification provides for a base pay rate of 5.23%. In addition, the contingent interest feature has been changed. Under the modified FMB, an additional .386% per year (primary contingent interest) is due and payable from 100% of cash flow above the base pay rate. If not paid, the difference between the minimum pay rate and the primary contingent interest rate is deferred and is payable from future cash flow and sale or refinancing proceeds. Remaining cash flow and sale or refinancing proceeds, if any, are paid to the Registrant in an amount equal to 35% of net cash flow until the borrower receives a 12.5% cumulative return on its investment together with the return of the initial investment. Then, the Registrant is entitled to 50% of remaining cash flow and net sale or refinancing proceeds until the owner has paid interest at a cumulative annual rate of 16%. Notwithstanding The Mansion owner's obligation to pay amounts due as primary contingent interest, the Registrant has agreed, until 1998, the obligation to pay such amounts will be considered satisfied subject to those amounts being contributed by The Mansion's owner toward certain designated repairs to the property. The Mansion's owner will nevertheless be obligated to pay amounts due from remaining cash flow if available above the primary contingent interest rate.

   As a result of the cash equity investment, The Mansion (which had previously been classified in the financial statements as an Asset Held for Sale) was reinstated as an FMB. The net cash proceeds from the sale of approximately $105,000 (net of a $400,000 escrow for certain repairs, a $50,000 second mortgage note principal payment, and closing costs), paid to the Registrant to reduce accrued and unpaid interest, was recorded by the Registrant as deferred income and is being amortized as interest income over the remaining life of The Mansion FMB. The balance of the deferred income relating to The Mansion FMB was approximately $101,000 at December 31, 1994. All other accrued and unpaid interest on The Mansion FMB which previously had been reserved for financial statement purposes was forgiven.

   In June 1992, the Registrant made a $320,000 second mortgage loan to the owner of the property underlying the Cypress Run FMB for the payment of 1991 property taxes. This loan required monthly interest only payments at a rate of 8.5% per annum with the principal due on July 1, 1994. Interest payments on the loan as well as the FMB were current through June 1994; however, due to bankruptcy, the loan remains outstanding and the borrower has been notified of the default (see below for discussion of borrower's bankruptcy filing). An allowance for possible loss was recorded for this loan in 1993.

   As a result of the failure to pay 1992 and 1993 real estate taxes, the Registrant initiated steps to enforce its rights and remedies on the Cypress Run property in July 1994. These remedies include acceleration of the loan and a $350,000 draw on an irrevocable letter of credit issued on behalf of the owner of Cypress Run as security relating to obligations under the Rental Performance Agreement. Pursuant to the terms of the bond documents, approximately $348,000 of the proceeds received from the draw on the letter of credit has been recorded as a reduction of the FMB with the balance applied as interest. In response, on July 15, 1994, the owner of the property filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code and continued to operate the property as a debtor-in-possession. The bankruptcy filing operated as a stay against the enforcement of the Registrant's remedies which include foreclosure. At the initial hearing, the court consented, among other things, to allow the Registrant to receive the monthly net cash flow generated by the property as its debt service payments for at least the initial 120 days of the proceedings.

   On November 10, 1994, an Order Modifying Stay together with a Settlement Stipulation was entered by the Court which granted the Registrant relief from the Automatic Stay. This order became effective on March 31, 1995 unless a sale of the property, subject to the Registrant's approval, was closed beforehand. The Registrant continues to receive the monthly net cash flow generated by the property.

   On March 31, 1995, pursuant to the Court Order, ownership of the Cypress Run property was transferred to an affiliate of the Related General Partner. The affiliate has not made an equity investment in the underlying property; however, it will assume the day-to-day responsibilities and obligations of operating the property.

   Due to the failure to pay 1990 and 1991 property taxes and interest from March to August 1992, the Registrant instituted foreclosure proceedings against Greenway Manor. On July 20, 1992, the Greenway partnership filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. Pursuant to a 1992 court order, the receiver paid the Registrant the cash flow remaining after paying past due taxes, property operating costs and escrowing for 1992 taxes. On June 30, 1993, the court dismissed the bankruptcy proceeding at which time the owner of the property and obligor under the FMB agreed to transfer the deed-in-lieu of foreclosure to an affiliate of the Related General Partner.

   For several properties collateralizing FMBs (High Pointe Club, securing an $8,900,000 FMB; Greenway Manor, securing a $12,850,000 FMB and Cedar Creek, securing an $8,100,000 FMB) the original owners of the underlying properties and obligors of the FMBs were replaced by affiliates of the Related General Partner who have not made equity investments in the underlying properties. These entities have assumed the day-to-day responsibilities and obligations of operating the underlying properties. Buyers are being sought who would make equity investments in the underlying properties and assume the nonrecourse obligations for the FMBs. Although these properties are not producing sufficient cash flow to fully service the debt, the

Registrant has no present intention to declare a default on these FMBs. These FMBs are classified as ``Assets Held for Sale'' in the financial statements in the Registrant's Annual Report.

   On May 31, 1992, Clarendon Hills Investors Inc. (``CHI''), an affiliate of the Related General Partner who had replaced the developer of the Clarendon Hills property, sold its ownership interest in the property to an unrelated third party (the ``Purchaser'') for $26,200,000. The Purchaser paid $2,000,000 in cash, assumed the $17,600,000 obligation of the Registrant's FMB and issued to CHI a $6,600,000 promissory note which in turn, was assigned to the Registrant. The $6,600,000 promissory note bears interest at the rate of 8.0% per annum payable in equal monthly installments until December 2003 at which time the entire unpaid principal and interest will be due and payable. The $1,441,209 in net cash proceeds of the sale (net of certain closing costs), paid by CHI to the Registrant to reduce accrued and unpaid interest, was recorded by the Registrant as deferred income and is being amortized as interest income from FMBs over the remaining life of the Clarendon Hills FMB. The balance of the deferred income relating to the Clarendon Hills FMB was approximately $1,117,000 at December 31, 1994.

   In connection with the sale of the Clarendon Hills property by CHI, the FMB collateralized by the property was modified to provide for, among other things: the discharge of all accrued and unpaid interest relating to a previous owner (which for financial statement purposes had been fully reserved); a reduction of the base interest rate to 5.52% per annum on the $17,600,000 FMB; and a further reduction of the base interest during the first four years from closing of an amount equal to 50% of the increase in property taxes (if any) over the fiscal 1992 property tax bill resulting solely from this sale (limited to $35,000 per annum). In addition, the contingent interest feature was modified to assign annual cash flow as follows: (1) to pay the Registrant its 5.52% base rate on the FMB and to pay the 8.0% interest owed on the promissory note; (2) to assign the Purchaser the next $220,000 representing return on its investment; and then
(3) to pay the Registrant 65% of cash flow until the Registrant receives an interest rate equal to 8.25% per annum on $24,200,000 ($17,600,000 FMB and $6,600,000 promissory note) for each respective year on a non-cumulative basis. Any remaining cash flow is then shared 65% by the Purchaser and 35% by the Registrant.

   The FMBs for the East Ridge and Martin's Creek properties were modified in 1990 when the equity interest in the properties and the related obligations of the FMBs were sold by an affiliate of the Related General Partner to an unrelated third party. The modifications provide for minimum pay rate increases from 6.0% per annum in 1990 to 7.5% per annum in March 1996. These FMBs provide for a fluctuation in the interest rate in any one year to defray certain rehabilitation or extraordinary costs. Beginning in March 1997, the pay rate will be 8.25% per annum. The difference between the minimum interest rate and the original stated rate is payable out of available future cash flow. In addition, the contingent interest feature was changed. Under the modified terms of the FMBs, after the Registrant receives the minimum rate of interest, the borrower will receive all cash flow until it receives a 10% simple cumulative annual return on the borrower's cumulative investment. The Registrant will then be entitled to receive all previously accrued but unpaid contingent interest (0.84% per annum) and then 25% of all remaining cash flow, if any, in excess of an amount necessary to increase the borrower's return to 12% per annum on a cumulative, compounded basis.

   During 1991, forbearance agreements were finalized with the owners of the North Glen and Thomas Lake properties. The General Partners further modified the North Glen forbearance agreement in April 1993 to allow the owner to make debt payments at a pay rate of 6.0% per annum through December 1995 at which time the rate is scheduled to increase to the stated rate of 8.5% per annum. The pay rate for the Thomas Lake property is scheduled to increase in annual increments to the original stated rate of 8.5% per annum in December 1996.

   During 1992, a forbearance agreement was finalized with the owner of the Sunset Terrace property. Terms of the agreement call for a reduced pay rate of 7.0% per annum through May 1993 with scheduled annual increments to the original stated rate of 8.0% in May 1996. With respect to all of these FMBs, the difference between the pay rate and the original stated rate is deferred and payable out of available future cash flow or ultimately from sales or refinancing proceeds.

   The determination as to whether it is in the best interest of the Registrant to enter into forbearance agreements on the FMBs or, alternatively, to pursue its remedies under the loan documents, including foreclosure, is based upon several factors. These factors include, but are not limited to, property performance, owner cooperation and projected legal costs.

   The following FMB's interest income exceeded 15% of the Registrant's total revenue for one or more of the three years in the period ended December 31, 1994:

                    1994      1993      1992
                    ----      ----      ----
Cypress Run          17%       17%       18%
The Mansion          16%        *         *

* FMB's interest income was less than 15% of the Registrant's total revenue for the year.

Credit Facility

   On January 15, 1993, the Registrant entered into a loan agreement with an unaffiliated lender for a $15,000,000 credit facility with a maturity date of January 14, 1998 and an option to extend for two years for an additional fee. The debt service requirements include monthly interest only payments with a variable interest rate equal to the 30-day commercial paper interest rate (5.90% at December 31, 1994) plus 4.05% with principal due at maturity. The facility is collateralized by a pledge of the FMBs and associated collateral of East Ridge, Martin's Creek, The Mansion, Thomas Lake and Sunset Terrace. The initial proceeds from this facility were used to repay a $10,000,000 credit facility guaranteed by the Registrant, to repay a $3,000,000 noninterest-bearing working capital loan made to the Registrant from the Related General Partner and to pay associated closing costs. The $10,000,000 credit facility had been used to pay for costs incurred to complete construction of the properties securing the High Pointe Club and Clarendon Hills FMBs and to fund a loan toward the payment of property taxes on the Thomas Lake property. The $3,000,000 working capital loan was used to supplement distributions commencing with the fourth quarter 1988 distribution. The unused portion of the Registrant's $15,000,000 credit facility is to be used for future working capital requirements and contingencies of the Registrant, as necessary, subject to approval of the lender.

   In conjunction with the Registrant's credit facility and the repayment of the previously existing $10,000,000 credit facility, the Registrant was assigned nonrecourse notes in the amount of $6,600,000, $3,180,000 and $220,000 from the Clarendon Hills, High Pointe Club and Thomas Lake properties, respectively. The Clarendon Hills promissory note, secured by a deed of trust, requires monthly interest only payments of 8.0% per annum with the principal due on December 1, 2003. The unsecured High Pointe Club note also requires monthly interest only payments of 8.0% per annum with the principal due on December 31, 2003. Since the High Pointe Club property is paying interest on a cash flow basis, interest on the promissory note is only recorded when cash flow is received in excess of the stated rate. No interest on the High Pointe Club promissory note has been received or recorded through December 31, 1994. The assigned High Pointe Club note is subordinate to the High Pointe Club FMB; therefore, the promissory note has been fully reserved. The Thomas Lake note, secured by a second mortgage on the property, requires monthly interest only payments based on the Citibank, N.A. prime rate (8.5% at December 31, 1994) plus 2.0% per annum with the principal due on April 5, 1995. The Registrant intends to extend Thomas Lake loan. Proposed terms call for a fixed interest rate of 8.5% with principal amortization over a 36 month period. Clarendon Hills and Thomas Lake are current on their interest payments.

Employees

   The Registrant has no employees. Management and administrative services for the Registrant are performed by the General Partners and their affiliates pursuant to the Partnership Agreement. See Notes B and G to the financial statements of the Registrant's Annual Report which is filed as an exhibit hereto.

Other Information

   On October 27, 1994, an affiliate of PBP, Prudential Securities Incorporated (``PSI''), entered into cooperation and deferred prosecution agreements (the ``Agreements'') with the Office of the United States Attorney for the Southern District of New York (the ``U.S. Attorney''). The Agreements resolved a grand jury investigation that had been conducted by the U.S. Attorney into PSI's sale during the 1980's of the Prudential-Bache Energy Income Fund oil and gas limited partnerships (the ``Income Funds''). In connection with the Agreements, the U.S. Attorney filed a complaint charging PSI with a criminal violation of the securities laws. In its request for a deferred prosecution, PSI acknowledged to having made certain misstatements in connection with the sale of the Income Funds. Pursuant to the Agreements, the U.S. Attorney will defer any prosecution of the charge in the complaint for a period of three years, provided that PSI complies with certain conditions during the three-year period. These include conditions that PSI not violate any criminal laws; that PSI contribute an additional $330 million to a pre-existing settlement fund; that PSI cooperate with the government in any future inquiries; and that PSI comply with various compliance-related provisions. If, at the end of the three-year period, PSI has complied with the terms of the Agreements, the U.S. Attorney will be barred from prosecuting PSI on the charges set forth in the complaint. If, on the other hand, during the course of the three-year period, PSI violates the terms of the Agreements, the U.S. Attorney can elect to pursue such charges.

Item 2. Properties

   The Registrant does not own or lease any property.

Item 3. Legal Proceedings

   This information is incorporated by reference to Note H to the financial statements in the Registrant's Annual Report which is filed as an exhibit hereto.

Item 4. Submission of Matters to a Vote of BUC$holders

   None

                                    PART II

Item 5. Market for the Registrant's BUC$ and Related BUC$holder Matters

   As of March 1, 1995, there were 7,358 holders of record owning 7,906,234 BUC$. The Registrant's BUC$ are listed on the American Stock Exchange under the SUA symbol; however, the limited partner interests themselves are not listed.

   The high and low stock prices for each quarterly period of the last two years for which the BUC$ were traded are as follows:

                   1994      1994       1993      1993
                   Low       High       Low       High
                  ------    -------    ------    -------
     March 31      10 1/2    11  3/8    11 7/8    14  1/8
      June 30      9  7/8    10  7/8    10 1/2    14  1/4
 September 30      9  1/4    10  1/8    11        12  1/8
  December 31      8  1/4     9  3/8    10 1/2    12  1/8

   Quarterly cash distributions per BUC paid during 1994 and 1993 were as follows:

   Quarter ended        1994      1993
- -------------------     ----      ----
March 31                $.21      $.21
June 30                 $.21      $.21
September 30            $.21      $.21
December 31             $.21      $.21

   There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement. Cash distributions paid in 1994 and 1993 were funded from adjusted cash flow from operations. In addition, the cash distributions paid in 1993 were supplemented by previously undistributed cash flow from operations. Approximately $1,069,000 of the $6,641,000 and $2,588,000 of the $6,641,000 paid to BUC$holders in 1994 and 1993, respectively, represent a return of capital on a generally accepted accounting principles (GAAP) basis (The return of capital on a GAAP basis is calculated as BUC$holder distributions less net income allocated to BUC$holders). The Registrant currently expects that cash distributions will be paid in the foreseeable future from adjusted cash flow from operations. For discussion of other factors that may affect the amount of future distributions, see Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 17 through 20 of the Registrant's Annual Report which is filed as an exhibit hereto.

Item 6. Selected Financial Data

   The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 through 16 of the Registrant's Annual Report which is filed as an exhibit hereto.

                                                        Year ended December 31
                               ------------------------------------------------------------------------
                                   1994           1993           1992           1991           1990
                               ------------------------------------------------------------------------
Interest income from
  participating first
  mortgage bonds               $  6,900,700   $  7,085,390   $  6,466,662   $  6,583,696   $  8,847,840
                               ------------   ------------   ------------   ------------   ------------
                               ------------   ------------   ------------   ------------   ------------
Income from assets held for
  sale, net                    $  2,476,090   $  2,557,000   $  1,897,017   $  2,355,001   $         --
                               ------------   ------------   ------------   ------------   ------------
                               ------------   ------------   ------------   ------------   ------------
Interest expense               $  1,156,858   $    967,361   $      9,166   $     30,025   $     19,799
                               ------------   ------------   ------------   ------------   ------------
                               ------------   ------------   ------------   ------------   ------------
Provision for loss on
  impairment of assets         $  1,350,000   $  1,905,000   $         --   $         --   $  2,501,450
                               ------------   ------------   ------------   ------------   ------------
                               ------------   ------------   ------------   ------------   ------------
Net income                     $  5,685,890   $  4,135,774   $  6,462,572   $  7,126,669   $  4,248,567
                               ------------   ------------   ------------   ------------   ------------
                               ------------   ------------   ------------   ------------   ------------
Net income per BUC             $        .71   $        .51   $        .80   $        .88   $        .53
                               ------------   ------------   ------------   ------------   ------------
                               ------------   ------------   ------------   ------------   ------------
Total assets                   $140,304,313   $141,881,705   $134,028,372   $133,938,510   $134,091,787
                               ------------   ------------   ------------   ------------   ------------
                               ------------   ------------   ------------   ------------   ------------
Loan payable                   $ 13,680,866   $ 13,680,866   $     45,620   $    319,940   $    594,260
                               ------------   ------------   ------------   ------------   ------------
                               ------------   ------------   ------------   ------------   ------------
Distributions to BUC$holders   $  6,641,238   $  6,641,238   $  6,641,238   $  6,641,238   $  6,720,303
                               ------------   ------------   ------------   ------------   ------------
                               ------------   ------------   ------------   ------------   ------------
Distributions per BUC          $        .84   $        .84   $        .84   $        .84   $        .85
                               ------------   ------------   ------------   ------------   ------------
                               ------------   ------------   ------------   ------------   ------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This information is incorporated by reference to pages 17 through 20 of the Registrant's Annual Report which is filed as an exhibit hereto.

Item 8. Financial Statements and Supplementary Data

   The financial statements and supplementary data are incorporated by reference to pages 2 through 16 of the Registrant's Annual Report which is filed as an exhibit hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   There are no directors or executive officers of the Registrant. The Registrant is managed by the General Partners.

   The Registrant, the Registrant's General Partners and their directors and executive officers, and any persons holding more than ten percent of the Registrant's BUC$ are required to report their initial ownership of such BUC$ and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 and 5. Each executive officer, director and BUC$holder who owns greater than ten percent of the Registrant's BUC$ are required by Securities and Exchange Commission regulations to furnish the Registrant with copies of all Forms 3, 4 or 5 they file. All of these filing requirements were satisfied on a timely basis. In making these disclosures, the Registrant has relied solely on written representations of the General Partners' directors and executive officers and BUC$holders who own greater than ten percent of the Registrant's BUC$ or copies of the reports they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year.

Prudential-Bache Properties, Inc.

   The directors and executive officers of PBP and their positions with regard to managing the Registrant are as follows:

       Name                                    Position
James M. Kelso                     President, Chief Executive Officer,
                                     Chairman of the Board of Directors and
                                     Director
Barbara J. Brooks                  Vice President--Finance and Chief Financial
                                     Officer
Robert J. Alexander                Vice President and Chief Accounting Officer
Chester A. Piskorowski             Vice President
Frank W. Giordano                  Director
Nathalie P. Maio                   Director

   JAMES M. KELSO, age 40, is the President, Chief Executive Officer, Chairman of the Board of Directors and a Director of PBP. He is a Senior Vice President of PSI. Mr. Kelso also serves in various capacities for other affiliated companies. Mr. Kelso joined PSI in July 1981.

   BARBARA J. BROOKS, age 46, is the Vice President-Finance and Chief Financial Officer of PBP. She is a Senior Vice President of PSI. Ms. Brooks also serves in various capacities for other affiliated companies. She has held several positions within PSI since 1983. Ms. Brooks is a certified public accountant.

   ROBERT J. ALEXANDER, age 33, is a Vice President of PBP. He is a First Vice President of PSI. Mr. Alexander also serves in various capacities for other affiliated companies. Prior to joining PSI in July 1992, he was with Price Waterhouse for nine years. Mr. Alexander is a certified public accountant.

   CHESTER A. PISKOROWSKI, age 51, is a Vice President of PBP. He is a Senior Vice President of PSI and is the Senior Manager of the Specialty Finance Asset Management area. Mr. Piskorowski has held several positions within PSI since April 1972. Mr. Piskorowski is a member of the New York and Federal Bars.

   FRANK W. GIORDANO, age 52, is a Director of PBP. He is a Senior Vice President of PSI and General Counsel of Prudential Mutual Fund Management, Inc., an affiliate of PSI. Mr. Giordano also serves in various capacities for other affiliated companies. He has been with PSI since July 1967.

   NATHALIE P. MAIO, age 44, is a Director of PBP. She is a Senior Vice President and Deputy General Counsel of PSI and supervises non-litigation legal work for PSI. She joined PSI's Law Department in 1983; presently, she also serves in various capacities for other affiliated companies.

   There are no family relationships among any of the foregoing directors or executive officers. All of the foregoing directors and executive officers have indefinite terms.

Related Tax Exempt Bond Associates, Inc.

   The directors and executive officers of the Related Tax Exempt Bond Associates, Inc. are as follows:

Name                               Position
J. Michael Fried                   President and Director
Stuart J. Boesky                   Vice President
Alan P. Hirmes                     Vice President
Lawrence J. Lipton                 Treasurer
Stephen M. Ross                    Director
Lynn A. McMahon                    Secretary

   J. MICHAEL FRIED, 50, is President and a Director of the Related General Partner. Mr. Fried is President, a Director and a principal shareholder of Related Capital Company (``Capital''), a real estate finance and acquisition affiliate of the Related General Partner. In that capacity, he is the chief executive officer of Capital, and is responsible for initiating and directing all of Capital's syndication, finance, acquisition and investor reporting activities. Mr. Fried practiced corporate law in New York City with the law firm of Proskauer, Rose, Goetz & Mendelsohn from 1974 until he joined Capital in 1979. Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude; from Long Island University Graduate School with a Master of Science degree in Psychology; and from Michigan State University with a Bachelor of Arts degree in History.

   STUART J. BOESKY, 39, is Vice President of the Related General Partner. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow, Richard & Rothstein and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Law degree in Taxation from Boston University School of Law.

   ALAN P. HIRMES, 40, is a Vice President of the Related General Partner. Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Mr. Hirmes is a Vice President of Capital. Prior to joining Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., certified public accountants. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

   LAWRENCE J. LIPTON, 38, is a Controller of the Related General Partner. Mr. Lipton has been a Certified Public Accountant in New York since 1989. Prior to joining Capital, Mr. Lipton was employed by Deloitte & Touche from 1987 to 1991. Mr. Lipton graduated from Rutgers College with a Bachelor of Arts degree and from Baruch College with a Masters of Business Administration degree.

   STEPHEN M. ROSS, 54, is a Director of the Related General Partner. Mr. Ross is President of The Related Companies, L.P. He graduated from The University of Michigan with a Bachelor of Business Administration degree and from Wayne State University School of Law. Mr. Ross then received a Master of Law degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed The Related Companies, Inc. in 1972, to develop, manage, finance and acquire subsidized and conventional apartment developments. To date, The Related Companies, Inc. has developed multi-family properties totalling in excess of 25,000 units, all of which it manages.

   LYNN A. McMAHON, 39, is Secretary of the Related General Partner. Since 1983, she has served as Assistant to the President of Capital. From 1978 to 1983 she was employed at Sony Corporation of America in the Government Relations Department.

   There are no family relationships among any of the foregoing directors or executive officers. All of the foregoing directors and executive officers serve indefinite terms.

Item 11. Executive Compensation

   The Registrant does not pay or accrue any fees, salaries or any other form of compensation to directors and officers of the General Partners for their services. Certain officers and directors of the General Partners receive compensation from affiliates of the General Partners, not from the Registrant, for services performed for various affiliated entities, which may include services performed for the Registrant; however, the General Partners believe that any compensation attributable to services performed for the Registrant is immaterial. See Item 13 Certain Relationships and Related Transactions for information regarding compensation to the General Partners.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of March 1, 1995, the directors and officers of the Related General Partner directly own 99.97% of the voting securities of the Related General Partner; however, no director or officer of either General Partner owns directly or beneficially any interest in the voting securities of PBP.

   As of March 1, 1995, directors and officers of the Related General Partner own directly or beneficially BUC$ issued by the Registrant as follows:

                                               Amount
 Title of       Name of Directors          and Nature of           Percent of
  Class            and Officers         Beneficial Ownership          Class
- ----------     --------------------     --------------------     ---------------
   BUC$        Alan P. Hirmes           1,200 BUC$                      *
   BUC$        J. Michael Fried         25,000 BUC$                     *
   BUC$        Stuart J. Boesky         4,000 BUC$                      *
                                        --------------------
                                        30,200 BUC$
                                        --------------------
                                        --------------------

- ------------------
* Less than 1% of the BUC$ issued by the Registrant.

   As of March 1, 1995, no director or officer of PBP owns directly or beneficially any BUC$ issued by the Registrant.

   As of March 1, 1995, one BUC$holder beneficially owns more than five percent (5%) of the BUC$ issued by the Registrant as follows:

                                               Amount
 Title of       Name of Beneficial         and Nature of           Percent of
  Class               Owner             Beneficial Ownership          Class
- ----------     --------------------     --------------------     ---------------
   BUC$        Virginia First           510,204 BUC$                  6.45%
               Savings Bank
               P.O. Box 2009
               Petersburg, VA 23804

Item 13. Certain Relationships and Related Transactions

   The Registrant has, and will continue to have, certain relationships with the General Partners and their affiliates. However, there have been no direct financial transactions between the Registrant and the directors or officers of the General Partners.

   Reference is made to Notes B and G to the financial statements in the Registrant's Annual Report which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

                                    PART IV

                                                                       Page in
                                                                        Annual
                                                                        Report

Item 14(a) Exhibits, Financial Statement Schedules and Reports on Form 8-K
1.                     Financial Statements and Independent
                       Auditors' Report-Incorporated by reference
                       to the Registrant's Annual Report which is
                       filed as an exhibit hereto
                       Independent Auditors' Report                       2
                       Financial Statements:
                       Statements of Financial
                       Condition--December 31, 1994 and 1993              3
                       Statements of Operations--Three years
                       ended December 31, 1994                            4
                       Statements of Changes in Partners'
                       Capital--Three years ended December 31,
                       1994                                               5
                       Statements of Cash Flows--Three years
                       ended December 31, 1994                            6
                       Notes to Financial Statements                      7
2.                     Financial Statement Schedule and
                       Independent Auditors' Report on Schedule
                       Independent Auditors' Report on Schedule
                       Schedule:
                       II-Valuation and Qualifying Accounts and
                       Reserves--Three years ended December 31,
                       1994
                       All other schedules have been omitted
                       because they are not applicable or the
                       required information is included in the
                       financial statements and the notes
                       thereto.
3.                     Exhibits
                       Description:

3                      Partnership Agreement, incorporated by
and                    reference to Exhibit A to the Prospectus
4                      of Registrant, dated February 19, 1986,
                       filed pursuant to Rule 424(b) under the
                       Securities Act of 1933, File No. 33-2421
                       Amended and Restated Certificate of
                       Limited Partnership (incorporated by
                       reference to Exhibit 4 to Registration
                       Statement on Form S-11, File No. 33-2421)

10(a) First Mortgage Bond, dated May 13, 1986, with respect to The Mansion project, in the principal amount of $19,450,000 (incorporated by reference to Exhibit 10(a) in Registrant's Current Report on Form 8-K dated May 13, 1986)

10(b) First Mortgage Bond, dated May 20, 1986, with respect to the Martin's Creek project, in the principal amount of $7,300,000 (incorporated by reference to
                       Exhibit 10(c) in Registrant's Current
                       Report on Form 8-K dated May 20, 1986)

10(c) First Mortgage Bond, dated May 20, 1986, with respect to the East Ridge project, in the principal amount of $8,700,000 (incorporated by reference to Exhibit 10(b) in Registrant's Current Report on Form 8-K dated May 20, 1986)

10(d) First Mortgage Bond, dated July 29, 1986, with respect to the High Pointe Club project (formerly named Greenhill), in the principal amount of $8,900,000 (incorpo-rated by reference to Exhibit 10(a) in Registrant's Current Report on Form 8-K dated July 29, 1986)

10(e) First Mortgage Bond, dated August 14, 1986, with respect to the Cypress Run project at Tampa Palms, in the principal amount of $15,750,000 (incorporated by reference to Exhibit 10(a) in Registrant's Current Report on Form 8-K dated August 14, 1986)

10(f) First Mortgage Bond, dated September 2, 1986, with respect to the Thomas Lake Place Apartments project, in the principal amount of $12,975,000 (incorporated by reference to Exhibit 10(a) in Registrant's Current Report on Form 8-K dated Sep-tember 2, 1986)

10(g) First Mortgage Bond, dated September 30, 1986, with respect to the North Glen Apartments project (formerly named Tempo Northridge), in the principal amount of $12,400,000 (incorporated by reference to
                       Exhibit 10(a) in Registrant's Current
                       Report on Form 8-K dated September 30,
                       1986)

10(h) First Mortgage Bond, dated October 9, 1986, with respect to the Greenway Manor project, in the principal amount of $12,850,000 (incorporated by reference to
                       Exhibit 10(a) in Registrant's Current
                       Report on Form 8-K dated October 9, 1986)

10(i) First Mortgage Bond, dated December 8, 1986, with respect to the Clarendon Hills Apartments project, in the principal amount of $17,600,000 (incorporated by reference to Exhibit 10(a) in Registrant's Current Report on Form 8-K dated December 8, 1986)

10(j) First Mortgage Bond, dated December 29, 1986, with respect to the Cedar Creek Village Apartments project, in the principal amount of $8,100,000 (incorporated by reference to Exhibit 10(a) in Registrant's Current Report on Form 8-K dated December 29, 1986)

10(k) First Mortgage Bond, dated February 12, 1987, with respect to the Sunset Terrace project, in the principal amount of $10,350,000 (incorporated by reference to
                       Exhibit 10(a) in Registrant's Current
                       Report on Form 8-K dated February 12,
                       1987)

10(l) Loan Agreement dated September 19, 1990 between River Bank America and the Registrant (incorporated by reference to
                       Exhibit 10(a) in Registrant's Current
                       Report on Form 8-K dated September 19,
                       1990)

10(m) Note dated September 19, 1990 from the Registrant to River Bank America (incor-porated by reference to Exhibit 10(b) in Registrant's Current Report on Form 8-K dated September 19, 1990)

                       Pledge Agreement dated September 19, 1990
                       between River Bank America and the
10(n)                  Registrant (incorporated by reference to
                       Exhibit 10(c) in Registrant's Current
                       Report on Form 8-K dated September 19,
                       1990)

                       Indemnity and Reimbursement Agreement
10(o)                  dated September 19, 1990 between Stephen
                       M. Ross and the Registrant (incorporated by reference to Exhibit 10(d) in Registrant's Current Report on Form 8-K dated September 19, 1990)

                       Settlement Agreement for the North Glen
10(p) First Mortgage Bond dated December 3, 1990 (incorporated by reference to Exhibit 10(p) in Registrant's Annual Report on Form 10-K dated December 31, 1991)

                       Settlement Agreement for the Thomas Lake
10(q) First Mortgage Bond dated July 11, 1991 (incorporated by reference to Exhibit 10(q) in Registrant's Annual Report on Form 10-K dated December 31, 1991)

                       Settlement Agreement for the Sunset
10(r)                  Terrace First Mortgage Bond dated July 10,
                       1992 (incorporated by reference to Exhibit
                       10(r) in the Registrant's Annual Report on
                       Form 10-K dated December 31, 1992)

                       Assignment and Assumption Agreement for
10(s) the Clarendon Hills First Mortgage Bond dated May 1, 1992 (incorporated by reference to Exhibit 10(s) in the Regis-trant's Annual Report on Form 10-K dated December 31, 1992)

                       First Supplemental Indenture between City of Hayward and Seattle-First National Bank relating to the Clarendon Hills First
10(t) Mortgage Bond dated May 1, 1992 (incorporated by reference to Exhibit 10(t) in the Registrant's Annual Report on Form 10-K dated December 31, 1992)

                       Loan Agreement dated as of January 14,
10(u) 1993 between the Registrant and U.S. West Financial Services, Inc. (incorporated by reference to Exhibit 10(u) in the Registrant's Quarterly Report on Form 10-Q dated June 30, 1993)

                       Pledge and Security Agreement dated as of
10(v) January 14, 1993 between the Registrant and U.S. West Financial Services, Inc. (incorporated by reference to Exhibit 10(v) in the Registrant's Quarterly Report on Form 10-Q dated June 30, 1993)

                       Secured Promissory Note dated January 14,
10(w) 1993 between the Registrant and U.S. West Financial Services, Inc. (incorporated by reference to Exhibit 10(w) in the Registrant's Quarterly Report on Form 10-Q dated June 30, 1993)

                       Promissory Note dated January 15, 1993
                       between the Registrant and RHA Inc.
10(x) (incorporated by reference to Exhibit 10(x) in the Registrant's Quarterly Report on Form 10-Q dated June 30, 1993)

10(y) Nonrecourse Promissory Note Secured by Deed of Trust dated January 28, 1993 between Stephen P. Diamond and Clarendon Hills Investors, Inc. assigned to the Registrant (incorporated by reference to
                       Exhibit 10(y) in the Registrant's
                       Quarterly Report on Form 10-Q dated June
                       30, 1993)

                       Assignment Agreement dated January 15,
                       1993 between Summit Tax Exempt Funding
10(z) Corporation and the Registrant (incorporated by reference to Exhibit 10(z) in the Registrant's Quarterly Report on Form 10-Q dated June 30, 1993)

                       Amended Settlement Agreement for the North
10(aa) Glen First Mortgage Bond dated June 1, 1993 (incorporated by reference to Exhibit 10(aa) in the Registrant's Annual Report on Form 10-K dated December 31, 1993)

                       Sale-Purchase Agreement between Mansion
                       Apartment Project Investors, Inc., Seller and Independence Apartments Associates,
10(ab) L.P., Purchaser dated November 30, 1993 (incorporated by reference to Exhibit 10(ab) in the Registrant's Quarterly Report on Form 10-Q dated March 31, 1994)

                       Addendum to Sale-Purchase Agreement
                       between Mansion Apartment Project In-
                       vestors, Inc., Seller and Independence
10(ac) Apartments Associates, L.P., Purchaser dated March 31, 1994 (incorporated by reference to Exhibit 10(ac) in the Regis-trant's Quarterly Report dated March 31,
                       1994)

                       First Supplemental Indenture, dated as of
10(ad) October 18, 1994, between The Industrial Development Authority of the City of Independence, Missouri and Boatman's First National Bank of Kansas City relating to The Mansion project (filed herewith)

                       First Mortgage Bond, dated May 13, 1986
                       and revised as of October 18, 1994 with
10(ae) respect to The Mansion project, in the principal amount of $19,450,000 (filed herewith)

                       Registrant's 1994 Annual Report (with the exception of the information and data incorporated by reference in Items 3, 7
13 and 8 of this Annual Report on Form 10-K, no other information or data appearing in the Registrant's 1994 Annual Report is deemed filed as part of this report) (filed herewith)

27                     Financial Data Schedule (filed herewith)

(b)                    Reports on Form 8-K

                       No reports on Form 8-K were filed during the last quarter of the period covered by this report.

(LOGO)

                Two World Financial Center            Telephone: (212) 436-2000
                New York, NY 10281-1424               Facsimile: (212) 436-5000


INDEPENDENT AUDITORS' REPORT

To the Partners of Summit Tax Exempt Bond Fund, L.P.
New York, New York

We have audited the financial statements of Summit Tax Exempt Bond Fund, L.P. (a Delaware Limited Partnership) as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994, and have issued our report thereon dated April 12, 1995; such financial statements and report are included in your 1994 Annual Report and are incorporated herein by reference. Our audits also included the financial statement schedule of Summit Tax Exempt Bond Fund L.P., listed in Item 14(a)2. This financial statement schedule is the responsibility of the General Partners. Our responsibility is to express an opinion based on our audits.
In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche
- ---------------------------
April 12, 1995

(LOGO)

                       SUMMIT TAX EXEMPT BOND FUND, L.P.
                            (a limited partnership)
          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Valuation allowance for first mortgage bonds

                                                                   Additions
                                 Additions        Deductions      (Deductions)
                                ------------     ------------     ------------
                 Balance at       Amounts          Amounts          Amounts        Balance at
 Year ended      beginning        reserved        recovered       reclassified       end of
December 31,      of year       during year      during year      during year         year
- ----------------------------------------------------------------------------------------------
    1994         $  435,940      $ 1,350,000      $   (69,766)    $        --      $ 1,716,174
    1993            505,706               --          (69,766)             --          435,940
    1992            575,472               --          (69,766)             --          505,706

Valuation allowance for uncollectible receivables

                                                                   Additions
                                 Additions        Deductions      (Deductions)
                                ------------     ------------     ------------
                 Balance at       Amounts          Amounts          Amounts        Balance at
 Year ended      beginning        reserved        recovered       reclassified       end of
December 31,      of year       during year      during year      during year         year
- ----------------------------------------------------------------------------------------------
    1994         $   57,276      $        --      $        --     $        --      $    57,276
    1993             57,276               --               --              --           57,276
    1992             57,276               --               --              --           57,276

Valuation allowance for promissory notes

                                                                   Additions
                                 Additions        Deductions      (Deductions)
                                ------------     ------------     ------------
                 Balance at       Amounts          Amounts          Amounts        Balance at
 Year ended      beginning        reserved        recovered       reclassified       end of
December 31,      of year       during year      during year      during year         year
- ----------------------------------------------------------------------------------------------
    1994         $1,276,000      $        --      $        --     $        --      $ 1,276,000
    1993                 --        1,276,000               --              --        1,276,000
    1992                 --               --               --              --               --

Valuation allowance for assets held for sale

                                                                   Additions
                                 Additions        Deductions      (Deductions)
                                ------------     ------------     ------------
                 Balance at       Amounts          Amounts          Amounts        Balance at
 Year ended      beginning        reserved        recovered       reclassified       end of
December 31,      of year       during year      during year      during year         year
- ----------------------------------------------------------------------------------------------
    1994         $1,905,000      $        --      $        --     $        --      $ 1,905,000
    1993                 --        1,905,000               --              --        1,905,000
    1992                 --               --               --              --               --

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Summit Tax Exempt Bond Fund, L.P.

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner
     By: /s/ Robert J. Alexander                       Date: April 17, 1995
     ---------------------------------------------
     Robert J. Alexander
     Vice President and Chief Accounting Officer
By: Related Tax Exempt Bond Associates, Inc.
    A Delaware corporation, General Partner
     By: /s/ Alan P. Hirmes                            Date: April 17, 1995
     ---------------------------------------------
     Alan P. Hirmes
     Vice President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partners) and on the dates indicated.

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner
     By: /s/ James M. Kelso                            Date: April 17, 1995
     ---------------------------------------------
     James M. Kelso
     President, Chief Executive Officer,
     Chairman of the Board of Directors and
     Director
     By: /s/ Barbara J. Brooks                         Date: April 17, 1995
     ---------------------------------------------
     Barbara J. Brooks
     Vice President - Finance and Chief Financial
     Officer
     By: /s/ Robert J. Alexander                       Date: April 17, 1995
     ---------------------------------------------
     Robert J. Alexander
     Vice President
     By: /s/ Frank W. Giordano                         Date: April 17, 1995
     ---------------------------------------------
     Frank W. Giordano
     Director
     By: /s/ Nathalie P. Maio                          Date: April 17, 1995
     ---------------------------------------------
     Nathalie P. Maio
     Director

By: Related Tax Exempt Bond Associates, Inc.
    A Delaware corporation, General Partner

     By: /s/ J. Michael Fried                          Date: April 17, 1995

     ---------------------------------------------
     J. Michael Fried
     President and Director
     (Principal Executive Officer)
     By: /s/ Alan P. Hirmes                            Date: April 17, 1995
     ---------------------------------------------
     Alan P. Hirmes
     Vice President
     (Principal Financial and Accounting Officer)
     By: /s/ Lawrence J. Lipton                        Date: April 17, 1995
     ---------------------------------------------
     Lawrence J. Lipton
     Treasurer
     By: Stephen M. Ross                               Date: April 17, 1995
     ---------------------------------------------
     Stephen M. Ross
     Director