Form 10-Q
period 1995-03-31
SUMMIT TAX EXEMPT BOND FUND LP
filed 1995-05-15
CIK 786156

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1995

                                       OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 1-9373

                       SUMMIT TAX EXEMPT BOND FUND, L.P.
- - - - --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                             13-3323104
- - - - --------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                      Identification No.)

625 Madison Ave., New York, N.Y.                    10022
- - - - --------------------------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code (212) 421-5333

                                      N/A
- - - - --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                       March 31,       December 31,
                                                                         1995              1994
- - - - ---------------------------------------------------------------------------------------------------
ASSETS
Participating first mortgage bonds, net                              $ 127,971,013     $127,938,510
Temporary investments                                                    2,316,485        1,915,874
Cash                                                                        65,892          173,689
Promissory notes receivable, net                                         7,003,220        7,071,156
Deferred bond selection fees, net                                        1,820,759        1,858,273
Interest receivable, net                                                   885,601          944,367
Deferred financing fees, net                                               356,860          388,816
Other assets                                                                 7,500           13,628
                                                                     -------------     ------------
Total assets                                                         $ 140,427,330     $140,304,313
                                                                     -------------     ------------
                                                                     -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Loan payable                                                         $  13,680,866     $ 13,680,866
Deferred income                                                          1,368,267        1,469,174
Due to affiliates                                                          306,007           46,422
Accrued expenses                                                            89,734          120,685
                                                                     -------------     ------------
Total liabilities                                                       15,444,874       15,317,147
                                                                     -------------     ------------
Contingencies
Partners' capital
BUC$holders (7,906,234 BUC$ issued and outstanding)                    125,342,236      125,346,852
General partners                                                          (359,780)        (359,686)
                                                                     -------------     ------------
Total partners' capital                                                124,982,456      124,987,166
                                                                     -------------     ------------
Total liabilities and partners' capital                              $ 140,427,330     $140,304,313
                                                                     -------------     ------------
                                                                     -------------     ------------
- - - - ---------------------------------------------------------------------------------------------------


                  The accompanying notes are an integral part of these statements

                       SUMMIT TAX EXEMPT BOND FUND, L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                            Three months ended
                                                                                 March 31,
                                                                         -------------------------
                                                                            1995           1994
- - - - --------------------------------------------------------------------------------------------------
REVENUES
Interest income from participating first
  mortgage bonds, net                                                    $2,359,498     $2,413,662
Interest income from promissory notes                                       150,475        159,885
Interest income from temporary investments                                   20,812          7,381
                                                                         ----------     ----------
                                                                          2,530,785      2,580,928
                                                                         ----------     ----------
EXPENSES
Interest expense                                                            345,738        252,320
Management fees                                                             167,969        167,969
General and administrative                                                   91,505         78,924
Legal expense                                                                84,000         15,000
Loan servicing fees                                                          82,620         82,834
Amortization of deferred bond selection fees                                 37,514         37,514
Amortization of deferred financing fees                                      31,956         31,956
                                                                         ----------     ----------
                                                                            841,302        666,517
                                                                         ----------     ----------
Net income                                                               $1,689,483     $1,914,411
                                                                         ----------     ----------
                                                                         ----------     ----------
ALLOCATION OF NET INCOME
BUC$holders                                                              $1,655,693     $1,876,123
                                                                         ----------     ----------
                                                                         ----------     ----------
General partners                                                         $   33,790     $   38,288
                                                                         ----------     ----------
                                                                         ----------     ----------
Net income per BUC                                                       $      .21     $      .24
                                                                         ----------     ----------
                                                                         ----------     ----------
- - - - --------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                                          GENERAL
                                                        BUC$HOLDERS      PARTNERS         TOTAL
- - - - ---------------------------------------------------------------------------------------------------
Partners' capital (deficit)--December 31, 1994          $125,346,852     $(359,686)    $124,987,166
Net income                                                 1,655,693        33,790        1,689,483
Distributions                                             (1,660,309)      (33,884)      (1,694,193)
                                                        ------------     ---------     ------------
Partners' capital (deficit)--March 31, 1995             $125,342,236     $(359,780)    $124,982,456
                                                        ------------     ---------     ------------
                                                        ------------     ---------     ------------
- - - - ---------------------------------------------------------------------------------------------------

                  The accompanying notes are an integral part of these statements

                       SUMMIT TAX EXEMPT BOND FUND, L.P.
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                             Three months ended
                                                                                 March 31,
                                                                         --------------------------
                                                                            1995           1994
- - - - ---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Interest received, net                                                   $2,524,077     $ 2,515,609
Fees and expenses paid                                                     (191,332)       (154,461)
Interest paid                                                              (345,738)       (337,142)
                                                                         ----------     -----------
Net cash provided by operating activities                                 1,987,007       2,024,006
CASH FLOWS FROM INVESTING ACTIVITIES
Net purchase of temporary investments                                      (400,611)       (425,192)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid                                                       (1,694,193)     (1,694,193)
                                                                         ----------     -----------
Net decrease in cash                                                       (107,797)        (95,379)
Cash at beginning of period                                                 173,689         200,227
                                                                         ----------     -----------
Cash at end of period                                                    $   65,892     $   104,848
                                                                         ----------     -----------
                                                                         ----------     -----------

- - - - --------------------------------------------------------------------------------

SCHEDULE RECONCILING NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
Net income                                                               $1,689,483     $ 1,914,411
                                                                         ----------     -----------
Adjustments to reconcile net income to net cash provided by
  operating activities:
Amortization of valuation allowance                                         (32,503)        (32,503)
Amortization of deferred income                                             (32,971)        (31,331)
Amortization of deferred bond selection fees                                 37,514          37,514
Amortization of financing fees                                               31,956          31,956
Changes in:
  Promissory notes receivable, net                                           67,936          45,008
  Interest receivable                                                        58,766          (1,482)
  Other assets                                                                6,128           7,807
  Deferred income                                                           (67,936)        (45,008)
  Accrued expenses                                                          (30,951)        (88,942)
  Accrued interest                                                               --         (84,821)
  Due to affiliates                                                         259,585         271,397
                                                                         ----------     -----------
Total adjustments                                                           297,524         109,595
                                                                         ----------     -----------
Net cash provided by operating activities                                $1,987,007     $ 2,024,006
                                                                         ----------     -----------
                                                                         ----------     -----------
- - - - ---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                       SUMMIT TAX EXEMPT BOND FUND, L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1995
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Summit Tax Exempt Bond Fund, L.P. (the ``Partnership'') as of March 31, 1995 and the results of its operations and its cash flows for the three months ended March 31, 1995 and 1994. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1994.

   Certain balances for the prior period have been reclassified to conform with the current financial statement presentation.

B. Participating First Mortgage Bonds

   Effective January 1, 1995, the Partnership adopted Statement of Financial Accounting Standards (``SFAS'') No. 114, Accounting by Creditors for the Impairment of a Loan. The initial adoption of SFAS No. 114 had no effect on the net income of the Partnership during the quarter ended March 31, 1995.

   SFAS No. 114 requires creditors to evaluate the collectibility of both interest and principal of an FMB when determining whether it is impaired. An FMB is considered to be impaired when, based on current information and events, it is probable the creditor will be unable to collect all amounts due according to the contractual terms. When an FMB is considered to be impaired, the amount of the loss accrual is determined by discounting the expected future cash flows of the FMB at its effective interest rate or, for practical purposes, from the estimated fair value of the collateral. To the extent that the owners of properties underlying the FMBs may require modifications to their forbearance agreements or the FMBs may otherwise become impaired in subsequent periods, the Partnership may be required to record additional valuation allowances which could have a material effect on the Partnership's financial statements.

   Prior to January 1, 1995, the original owners of the underlying properties and obligors of certain FMBs had been replaced by affiliates of Related Tax Exempt Bond Associates, Inc. (the ``Related General Partner'') who had not made equity investments in the underlying properties. These FMBs, which were classified in previously issued financial statements as Assets Held for Sale, have been reclassified to FMBs in the current financial statements for all periods presented.

   Descriptions of the various FMBs owned by the Partnership at March 31, 1995 are as follows:

                                    Annualized
                                     Interest
                                     Rate Paid
                                      for the
                                       three
                                      months
                                       ended        Minimum     Stated
                                     March 31,     Pay Rate     Interest      Call         Maturity         Face       Carrying
Property          Location             1995*      March 1995     Rate*        Date           Date          Amount       Amount
- - - - ----------------------------------------------------------------------------------------------------------------------------------
The Mansion       Independence,
                   Mo                   5.23%        5.23%        5.23%      Dec. 2004       May 2010   $ 19,450,000 $ 17,800,000
Martin's Creek    Summerville, SC       8.11         7.25         8.25       Mar. 2000       May 2010      7,300,000    6,996,137
East Ridge        Mt. Pleasant,
                   SC                   7.87         7.25         8.25       Mar. 2000       May 2010      8,700,000    8,353,898
High Point Club   Harrisburg, Pa        6.07          (A)         8.50       June 1998      June 2006      8,900,000    8,900,000(B)
Cypress Run       Tampa, Fl             7.38          (A)         8.50       Aug. 1998      Aug. 2006     15,402,428   15,402,428
Thomas Lake       Eagan, Mn             8.92(C)      8.00         8.50       Aug. 1998      Aug. 2006     12,975,000   12,975,000
North Glen        Atlanta, Ga           6.00         6.00         8.50       Aug. 1998      Aug. 2008     12,400,000   12,400,000
Greenway Manor    St. Louis, Mo         8.50          (A)         8.50       Oct. 1998     Sept. 2006     12,850,000   12,850,000(B)
Clarendon Hills   Hayward, Ca           5.52         5.52         5.52       Dec. 2003      Dec. 2003     17,600,000   17,600,000
Cedar Creek       McKinney, Tx          6.60          (A)         8.50       Dec. 1998      Dec. 2006      8,100,000    7,798,550(B)
Sunset Terrace    Lancaster, Ca         7.50         7.50         8.00       Feb. 1999      Feb. 2007     10,350,000   10,350,000
                                                                                                        ------------ ------------
                                                                                                        $134,027,428 $131,426,013
                                                                                                        ------------
                                                                                                        ------------
Less: Allowance for loss on impairment of assets                                                                       (3,455,000)
                                                                                                                     ------------
Carrying Amount                                                                                                      $127,971,013
                                                                                                                     ------------
                                                                                                                     ------------
* The rate paid represents the interest recorded by the Partnership while the stated rate represents the coupon rate of the FMB.
(A) Pay rate is based on the net cash flow generated by the property.
(B) Reclassified from assets held for sale.
(C) Includes payment of deferred base interest from prior periods per forbearance agreement.

   On March 31, 1995, pursuant to a Court Order, ownership of the Cypress Run property was transferred to an affiliate of the Related General Partner. The affiliate has not made an equity investment in the underlying property; however, it will assume the day-to-day responsibilities and obligations of operating the property.

   The difference between the stated interest rates and the rates paid (while deferred and payable out of available future cash flow or, ultimately, from sales or refinancing proceeds) on FMBs is not accrued as interest income for financial reporting purposes. The accrual of interest at the stated interest rate will resume once a property's ability to pay the stated rate has been adequately demonstrated. Interest income of approximately $307,000 and $102,000 was not recognized for the quarter ended March 31, 1995 and 1994, respectively.

C. Related Parties

   The General Partners and their affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management; registrar, transfer and assignment functions; asset management; investor communications; printing and other administrative services. The General Partners and their affiliates receive reimbursements for costs incurred in connection with these services, the amount of which is limited by the provisions of the Agreement of Limited Partnership (the ``Partnership Agreement''). The costs and expenses were:

                                                                             Three months ended
                                                                                  March 31,
                                                                            ---------------------
                                                                              1995         1994
- - - - -------------------------------------------------------------------------------------------------
Prudential-Bache Properties, Inc. (``PBP'') and affiliates:
  General and administrative                                                $ 26,802     $ 24,016
  Management fee                                                              83,984       83,984
                                                                            --------     --------
                                                                             110,786      108,000
                                                                            --------     --------
Related Tax Exempt Bond Associates, Inc. and affiliates:
  General and administrative                                                  12,819        6,049
  Management fee                                                              83,985       83,985
  Loan servicing fees                                                         82,620       82,834
                                                                            --------     --------
                                                                             179,424      172,868
                                                                            --------     --------
                                                                            $290,210     $280,868
                                                                            --------     --------
                                                                            --------     --------

   An affiliate of the Related General Partner receives loan servicing fees in the amount of .25% per annum of the principal amount outstanding on participating first mortgage bonds (``FMBs'') serviced by the affiliate.

   The General Partners are paid, in the aggregate, an annual management fee equal to .5% of the original amount invested in FMBs.

   A division of Prudential Securities Incorporated (``PSI''), an affiliate of PBP, receives a fee for the purchase, sale, and safekeeping of the Partnership's temporary investments. This account is maintained in accordance with the Partnership Agreement.

   Several executive officers and directors of the Related General Partner own less than 1% of the outstanding BUC$.

D. Contingencies

   On or about October 18, 1993, a putative class action, captioned Kinnes et al. v. Prudential Securities Group Inc. et al. (93 Civ. 654) was filed in the United States District Court for the District of Arizona, purportedly on behalf of investors in the Partnership against the Partnership, PBP, PSI and a number of other defendants. On or about November 16, 1993, a putative class action captioned Connelly et al. v. Prudential-Bache Securities Inc. et al. (93 Civ.
713), was filed in the United States District Court for the District of Arizona, purportedly on behalf of investors in the Partnership against the Partnership, PBP, PSI and a number of other defendants. On or about January 3, 1992, a putative class action, captioned Levine v. Prudential-Bache Properties Inc. et al. (92 Civ. 52), was filed in the United States District Court for the Northern District of Illinois purportedly on behalf of investors in the Partnership against the General Partners, PSI and a number of other defendants. Subsequently the Related General Partner exited the Levine litigation by way of settlement. On April 14, 1994, the Judicial Panel on Multidistrict Litigation (the ``Panel'') deferred transfer of the Levine case to the Southern District of New York (discussed more fully below) until after the Illinois court decided a pending motion to dismiss the complaint. On June 3, 1994, that court granted the motion of PBP and PSI and dismissed the first amended complaint without prejudice. On June 30, 1994, plaintiffs filed a second amended complaint. By order dated July 13, 1994, the Panel unconditionally transferred the Levine case for inclusion in the consolidated proceedings in the Southern District of New York described below.

   By its April 14, 1994 order, the Panel transferred (in addition to Levine as discussed above) the Kinnes case, and by order dated June 8, 1994, the Connelly case, together with a number of other actions, on each occasion not involving the Partnership, to a single judge of the United States District Court for the Southern District of New York and consolidated them for pretrial proceedings under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation (MDL Docket 1005). On June 8, 1994, plaintiffs in the transferred cases filed a complaint that consolidated the previously filed complaints and named as defendants, among others, PSI, certain of its present and former employees and the General Partners. The Partnership is not named a defendant in the consolidated complaint, but the name of the Partnership is listed as being among the limited partnerships at issue in the case. The consolidated complaint alleges violations of the federal and New Jersey Racketeer Influenced and Corrupt Organizations Act (``RICO'') statutes, fraud, negligent misrepresentation, breach of fiduciary duties, breach of third-party beneficiary contracts and breach of implied covenants in connection with the marketing and sales of limited partnership interests. Plaintiffs request relief in the nature of rescission of the purchase of securities and recovery of all consideration and expenses in connection therewith, as well as compensation for lost use of money invested, less cash distributions; compensatory damages; consequential damages; treble damages for defendants' RICO violations (both federal and New Jersey); general damages for all injuries resulting from negligence, fraud, breaches of contract, and breaches of duty in an amount to be determined at trial; disgorgement and restitution of all earnings, profits, benefits and compensation received by defendants as a result of their unlawful acts; costs and disbursements of the action; reasonable attorneys' fees; and such other and further relief as the court deems just and proper.

   On November 28, 1994 the transferee court deemed each of the complaints in the constituent actions (including Kinnes) amended to conform to the allegations of the consolidated complaint. PSI and PBP, along with various other defendants filed a motion to dismiss the consolidated complaint on December 20, 1994. That motion is pending.

   On March 6, 1991, a derivative action entitled Virginia First Savings Bank, F.S.B., et al. v. Tax Exempt Bond Associates, Inc. et al., No. (L91-726) was filed in Virginia Circuit Court against the General Partners and others. Plaintiffs were one named and other unknown individual investors who were purportedly suing on behalf of the Partnership. Defendants included, among others, the Partnership and its General Partners. The complaint alleged breach of fiduciary duty. Plaintiffs sought an indeterminate amount of damages. By order entered April 5, 1995, the court dismissed this action for want of prosecution.

   The General Partners and PSI believe they and, where applicable, the Partnership, have meritorious defenses to the complaints and intend to vigorously defend against these actions.

E. Subsequent Events

   In November 1989, a $600,000 settlement was reached between the previous developer of High Pointe Club Apartments (the ``Property'') and USF&G, the construction performance bonding company for the Property. Prior to this agreement, the previous developer agreed to place the settlement proceeds in escrow later to be shared with the subsequent developer (``Greenhill Project Investors, Inc.'') or its successors and assigns pursuant to an arbitration proceeding. On April 23, 1993, the previous developer agreed to release the escrowed funds to RHA Inv., Inc. (``RHA''), the successor to Greenhill Project Investors, Inc. In April 1995, RHA paid to the Partnership approximately $721,000 consisting of the settlement proceeds plus accrued interest. These funds were applied as partial payment toward accrued and unpaid interest due under the High Pointe Club FMB.

   During April 1995, the Partnership made a loan in the amount of approximately $721,000 to the new owner of the Cypress Run property (see Note B) toward payment of delinquent 1992 and 1993 property taxes. This loan will be self-amortizing over three years and carry an 8.5% annual interest rate.

   In May 1995, a distribution of approximately $1,660,000 and $34,000 was paid to the BUC$holders and General Partners, respectively, for the quarter ended March 31, 1995.

                       SUMMIT TAX EXEMPT BOND FUND, L.P.
                            (a limited partnership)
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Summit Tax Exempt Bond Fund, L.P. (``the Partnership'') has invested in eleven tax-exempt participating first mortgage bonds (``FMBs'') issued by various state or local governments or their agencies or authorities. The FMBs are secured by participating first mortgage loans on multi-family residential apartment projects.

   Interest payments from FMBs are anticipated to provide sufficient liquidity to meet the operating expenditures of the Partnership in future years and to fund distributions.

   The Partnership's loan payable has a variable interest rate; therefore, future levels of interest expense will fluctuate in correlation to movements in the 30-day commercial paper interest rate.

   The first quarter distribution of approximately $1,660,000 ($.21 per BUC) was paid to BUC$holders in May 1995 from current adjusted cash flow from operations. The Partnership anticipates funding future cash distributions from adjusted cash flow from operations.

   In July 1994, the owner of the Cypress Run property filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code in response to the Partnership's acceleration of its loan. On March 31, 1995, the ownership of the Cypress Run property was transferred to an affiliate of the Related General Partner pursuant to a Court Order.

   In April 1995, the Partnership received a payment of approximately $721,000 from High Pointe Club which was applied as accrued and unpaid interest due under the High Pointe Club FMB.

   The Partnership made a $721,000 loan to the new owner of the property underlying the Cypress Run FMB toward payment of delinquent 1992 and 1993 property taxes. See Note E to the financial statements for further information regarding this loan. The new owner of the Cypress Run FMB is currently escrowing cash toward the payment of 1994 and 1995 real estate tax obligations which may impact the amount of interest paid on the Cypress Run FMB to the Partnership.

Results of Operations

   Net income decreased by approximately $225,000 for the quarter ended March 31, 1995 as compared to the corresponding period in 1994 for the reasons discussed below.

   Interest income from FMBs decreased by approximately $54,000 for the quarter ended March 31, 1995 as compared to the corresponding period in 1994. This decrease primarily resulted from the effect Cypress Run paying interest based on the cash flow of the underlying property, the modification of The Mansion FMB finalized in October 1994 and reduced interest received from the East Ridge and Martin's Creek FMBs offset, in part, by increased interest received from the Sunset Terrace, Clarendon Hills, and Greenway FMBs.

   Interest income from promissory notes decreased by approximately $9,000 for the quarter ended March 31, 1995 as compared to the corresponding period in 1994. This decrease resulted from the default as of July 1994 on the Cypress Run tax loan.

   Interest income from temporary investments increased by approximately $13,000 for the quarter ended March 31, 1995 as compared to the corresponding period in 1994 primarily due to higher interest rates and invested balances.

   Interest expense increased by approximately $93,000 for the quarter ended March 31, 1995 as compared to the corresponding period in 1994 due to interest rate increases.

   General and administrative expenses increased by approximately $13,000 for the quarter ended March 31, 1995 as compared to the corresponding periods in 1994. The variance is primarily due to the timing of certain expenses recorded in the respective periods.

   Legal expense increased approximately $69,000 for the quarter ended March 31, 1995 as compared to the corresponding period in 1994. This increase was primarily due to legal costs incurred with respect to the Partnership's litigation discussed in Note D to the financial statements, the Cypress Run bankruptcy proceedings and the modification of The Mansion FMB.

Property Information

   The following table lists the FMBs that the Partnership owns, together with occupancy rates of the underlying properties, as of April 23, 1995:

                                                                                             Annualized
                                                                                              Interest
                                                                                             Rate Paid
                                                                                           for the three       Minimum
                                                                                            months ended      Pay Rate
                                         Face Amount                        Stated           March 31,          March
Property            Location               of Bond        Occupancy     Interest Rate*         1995*            1995
- - - - -----------------------------------------------------------------------------------------------------------------------
The Mansion         Independence, Mo     $ 19,450,000         91.0%          5.23%              5.23%            5.23%
Martin's Creek      Summerville, SC         7,300,000         98.0           8.25               8.11             7.25
East Ridge          Mt. Pleasant, SC        8,700,000         94.5           8.25               7.87             7.25
High Pointe Club    Harrisburg, Pa          8,900,000(B)      97.0           8.50               6.07            (A)
Cypress Run         Tampa, Fl              15,402,428         92.6           8.50               7.38            (A)
Thomas Lake         Eagan, Mn              12,975,000         98.6           8.50               8.92(C)          8.00
North Glen          Atlanta, Ga            12,400,000         99.3           8.50               6.00             6.00
Greenway Manor      St. Louis, Mo          12,850,000(B)      98.1           8.50               8.50            (A)
Clarendon Hills     Hayward, Ca            17,600,000        100.0           5.52               5.52             5.52
Cedar Creek         McKinney, Tx            8,100,000(B)      98.0           8.50               6.60            (A)
Sunset Terrace      Lancaster, Ca          10,350,000         89.6           8.00               7.50             7.50
                                         ------------
                                         $134,027,428
                                         ------------
                                         ------------
- - - - -----------------------------------------------------------------------------------------------------------------------
* The rate paid represents the interest recorded by the Partnership while the stated rate represents the coupon rate of the FMB.
(A) Pay rate is based on the net cash flow generated by the property.
(B) Reclassified from assets held for sale.
(C) Includes payment of deferred base interest from prior periods per forbearance agreement.

General

   The determination as to whether it is in the best interest of the Partnership to enter into forbearance agreements on the FMBs or, alternatively, to pursue its remedies under the loan documents, including foreclosure, is based upon several factors. These factors include, but are not limited to, property performance, owner cooperation and projected legal costs.

   From time to time, certain property owners have elected to supplement the cash flow generated by the properties to meet the required FMB interest payments. There can be no assurance that in the future any property owner will continue to elect to supplement property cash flow to satisfy FMB interest requirements if necessary. The owners of the Sunset Terrace and Sunset Creek properties supplemented the cash flow generated by the properties to meet the required interest payments during the three months ended March 31, 1995.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--Incorporated by reference to Note D to the financial statements filed herewith in Item 1 of Part I of the Registrant's Quarterly Report.

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--None

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

Summit Tax Exempt Bond Fund, L.P.

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner
     By: /s/ Robert J. Alexander                  Date: May 15, 1995
     ----------------------------------------
     Robert J. Alexander
     Vice President
     Chief Accounting Officer for the
     Registrant
By: Related Tax Exempt Bond Associates, Inc.
    A Delaware corporation, General Partner
     By: /s/ Alan P. Hirmes                       Date: May 15, 1995
     ----------------------------------------
     Alan P. Hirmes
     Vice President