Form 10-Q
period 1995-06-30
SUMMIT TAX EXEMPT BOND FUND LP
filed 1995-08-14
CIK 786156

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1995

                                       OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 1-9373

                       SUMMIT TAX EXEMPT BOND FUND, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                                 13-3323104
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

625 Madison Ave., New York, N.Y.                      10022
--------------------------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code (212) 421-5333

                                      N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                       June 30,        December 31,
                                                                         1995              1994
---------------------------------------------------------------------------------------------------
ASSETS
Participating first mortgage bonds, net                              $ 128,003,516     $127,938,510
Temporary investments                                                    1,885,693        1,915,874
Cash                                                                       398,529          173,689
Promissory notes receivable, net                                         6,968,137        7,071,156
Deferred bond selection fees, net                                        1,783,244        1,858,273
Interest receivable, net                                                   929,997          944,367
Deferred financing fees, net                                               324,902          388,816
Other assets                                                                37,334           13,628
                                                                     -------------     ------------
Total assets                                                         $ 140,331,352     $140,304,313
                                                                     -------------     ------------
                                                                     -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Loan payable                                                         $  13,680,866     $ 13,680,866
Deferred income                                                          1,300,214        1,469,174
Due to affiliates                                                          309,287           46,422
Accrued interest payable                                                   115,375               --
Accrued expenses                                                            75,092          120,685
                                                                     -------------     ------------
Total liabilities                                                       15,480,834       15,317,147
                                                                     -------------     ------------
Contingencies
Partners' capital
BUC$holders (7,906,234 BUC$ issued and outstanding)                    125,212,937      125,346,852
General partners                                                          (362,419)        (359,686)
                                                                     -------------     ------------
Total partners' capital                                                124,850,518      124,987,166
                                                                     -------------     ------------
Total liabilities and partners' capital                              $ 140,331,352     $140,304,313
                                                                     -------------     ------------
                                                                     -------------     ------------
---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                       SUMMIT TAX EXEMPT BOND FUND, L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  Six months ended             Three months ended
                                                      June 30,                      June 30,
                                              -------------------------     -------------------------
                                                 1995           1994           1995           1994
-----------------------------------------------------------------------------------------------------
REVENUES
Interest income from participating first
  mortgage bonds, net                         $4,680,292     $4,812,793     $2,320,794     $2,399,131
Interest income from promissory notes            307,204        314,414        156,729        154,529
Interest income from temporary investments        43,009         17,013         22,197          9,632
                                              ----------     ----------     ----------     ----------
                                               5,030,505      5,144,220      2,499,720      2,563,292
                                              ----------     ----------     ----------     ----------
EXPENSES
Interest expense                                 696,280        530,099        350,542        277,779
Management fees                                  335,938        335,938        167,969        167,969
Legal expense                                    256,671         30,000        172,671         15,000
General and administrative                       184,778        157,873         93,273         78,949
Loan servicing fees                              166,157        166,588         83,537         83,754
Amortization of deferred bond selection
  fees                                            75,029         75,029         37,515         37,515
Amortization of deferred financing fees           63,914         63,914         31,958         31,958
                                              ----------     ----------     ----------     ----------
                                               1,778,767      1,359,441        937,465        692,924
                                              ----------     ----------     ----------     ----------
Net income                                    $3,251,738     $3,784,779     $1,562,255     $1,870,368
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
ALLOCATION OF NET INCOME
BUC$holders                                   $3,186,703     $3,709,083     $1,531,010     $1,832,961
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
General partners                              $   65,035     $   75,696     $   31,245     $   37,407
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
Net income per BUC                            $      .40     $      .47     $      .19     $      .23
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
-----------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                                          GENERAL
                                                        BUC$HOLDERS      PARTNERS         TOTAL
---------------------------------------------------------------------------------------------------
Partners' capital (deficit)--December 31, 1994          $125,346,852     $(359,686)    $124,987,166
Net income                                                 3,186,703        65,035        3,251,738
Distributions                                             (3,320,618)      (67,768)      (3,388,386)
                                                        ------------     ---------     ------------
Partners' capital (deficit)--June 30, 1995              $125,212,937     $(362,419)    $124,850,518
                                                        ------------     ---------     ------------
                                                        ------------     ---------     ------------
---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                       SUMMIT TAX EXEMPT BOND FUND, L.P.
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                         Six months ended
                                                                         June 30,
                                                                         ---------------------------
                                                                                1995            1994
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Interest received, net                                                   $5,635,194      $4,914,758
Loan made to property affiliate                                          (721,266   )    --
Fees and expenses paid                                                   (749,978   )    (565,352   )
Interest paid                                                            (580,905   )    (614,920   )
                                                                         -----------     -----------
Net cash provided by operating activities                                3,583,045       $3,734,486
CASH FLOWS FROM INVESTING ACTIVITIES
Net sale (purchase) of temporary investments                             30,181          (400,245   )
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid                                                       (3,388,386 )    (3,388,386 )
                                                                         -----------     -----------
Net increase (decrease) in cash                                          224,840         (54,145    )
Cash at beginning of period                                              173,689         200,227
                                                                         -----------     -----------
Cash at end of period                                                    $398,529        $146,082
                                                                         -----------     -----------
                                                                         -----------     -----------

--------------------------------------------------------------------------------

SCHEDULE RECONCILING NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
Net income                                                               $3,251,738      $3,784,779
                                                                         -----------     -----------
Adjustments to reconcile net income to net cash provided by
operating activities:
Amortization of valuation allowance                                      (65,006    )    (65,006    )
Amortization of deferred income                                          (65,941    )    (64,300    )
Amortization of deferred bond selection fees                             75,029          75,029
Amortization of financing fees                                           63,914          63,914
Changes in:
Promissory notes receivable, net                                         103,019         75,840
Interest receivable                                                      14,370          (91,401    )
Other assets                                                             (23,706    )    (30,582    )
Deferred income                                                          (103,019   )    (75,840    )
Accrued expenses                                                         (45,593    )    (134,637   )
Accrued interest payable                                                 115,375         (84,821    )
Due to affiliates                                                        262,865         281,511
                                                                         -----------     -----------
Total adjustments                                                        331,307         (50,293    )
                                                                         -----------     -----------
Net cash provided by operating activities                                $3,583,045      $3,734,486
                                                                         -----------     -----------
                                                                         -----------     -----------
----------------------------------------------------------------------------------------------------
                                     The accompanying notes are an integral part of these statements

SUMMIT TAX EXEMPT BOND FUND, L.P.
(a limited partnership)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1995
(Unaudited)

A. General


   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Summit Tax Exempt Bond Fund, L.P. (the ``Partnership'') as of June 30, 1995, the results of its operations for the six and three months ended June 30, 1995 and 1994 and its cash flows for the six months ended June 30, 1995 and 1994. However, the operating results for the interim periods may not be indicative of the results expected for the full year.



   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the ``Annual Report'') for the year ended December 31, 1994.



B. Participating First Mortgage Bonds



   Effective January 1, 1995, the Partnership adopted Statement of Financial Accounting Standards (``SFAS'') No. 114, Accounting by Creditors for Impairment of a Loan. The initial adoption of SFAS No. 114 had no effect on the net income of the Partnership for the six months ended June 30, 1995.



   SFAS No. 114 requires creditors to evaluate the collectibility of both interest and principal of a participating first mortgage bond (``FMB'') when determining whether it is impaired. An FMB is considered to be impaired when, based on current information and events, it is probable the creditor will be unable to collect all amounts due according to the contractual terms. When an FMB is considered to be impaired, the amount of the loss accrual is determined by discounting the expected future cash flows of the FMB at its effective interest rate or, for practical purposes, from the estimated fair value of the collateral. To the extent that the owners of properties underlying the FMBs may require modifications to their forbearance agreements or the FMBs may otherwise become impaired in subsequent periods, the Partnership may be required to record additional valuation allowances which could have a material effect on the Partnership's financial statements.



   Prior to January 1, 1995, the original owners of the underlying properties and obligors of certain FMBs had been replaced by affiliates of Related Tax Exempt Bond Associates, Inc. (the ``Related General Partner'') who had not made equity investments in the underlying properties. These FMBs and related income, which were classified as Assets Held for Sale in prior years, have been reclassified to FMBs in 1995 for all periods presented.

   Descriptions of the FMBs owned by the Partnership at June 30, 1995 are as follows:


                                    Annualized
                                    Interest
                                    Rate Paid
                                    for the six
                                    months
                                    ended         Minimum       Stated
                                    June 30,      Pay Rate      Interest  Call           Maturity       Face           Carrying
       Property          Location   1995*         June 1995     Rate*     Date           Date           Amount         Amount
------------------------------------------------------------------------------------------------------------------------
The Mansion       Independence,
                   Mo               5.70%(B)      5.23%         5.23   %  Dec. 2004      May 2010       $19,450,000    $17,800,000
Martin's Creek    Summerville, SC   7.97          7.25          8.25      Mar. 2000      May 2010       7,300,000      7,010,972
East Ridge        Mt. Pleasant,
                   SC               7.81          7.25          8.25      Mar. 2000      May 2010       8,700,000      8,371,566
High Pointe
 Club             Harrisburg, Pa    6.07          (A)           8.50      June 1998      June 2006      8,900,000      8,900,000
Cypress Run       Tampa, Fl         7.28          (A)           8.50      Aug. 1998      Aug. 2006      15,402,428     15,402,428
Thomas Lake       Eagan, Mn         8.40(C)       8.00          8.50      Aug. 1998      Aug. 2006      12,975,000     12,975,000
North Glen        Atlanta, Ga       6.00          6.00          8.50      Aug. 1998      Aug. 2008      12,400,000     12,400,000
Greenway Manor    St. Louis, Mo     8.50          (A)           8.50      Oct. 1998      Sept. 2006     12,850,000     12,850,000
Clarendon Hills   Hayward, Ca       5.52          5.52          5.52      Dec. 2003      Dec. 2003      17,600,000     17,600,000
Cedar Creek       McKinney, Tx      6.60          (A)           8.50      Dec. 1998      Dec. 2006      8,100,000      7,798,550
Sunset Terrace    Lancaster, Ca     6.07(D)       7.75          8.00      Feb. 1999      Feb. 2007      10,350,000     10,350,000
                                                                                                        ------------   ------------
                                                                                                        $134,027,428   131,458,516
                                                                                                        ------------
                                                                                                        ------------
Less: Allowance for loss on impairment of assets                                                                       (3,455,000  )
                                                                                                                       ------------
Carrying Amount                                                                                                        $128,003,516
                                                                                                                       ------------
                                                                                                                       ------------
* The rate paid represents the interest recorded by the Partnership while the stated rate represents the coupon rate of the FMB.
(A) Pay rate is based on the net cash flow generated by the property.
(B) Includes contingent interest paid during the six months ended June 30, 1995.
(C) Includes receipt of deferred base interest related to prior periods.
(D) See discussion below.


   On March 31, 1995, pursuant to a Court Order, ownership of the Cypress Run property was transferred to an affiliate of the Related General Partner. The affiliate has not made an equity investment in the underlying property; however, it will assume the day-to-day responsibilities and obligations of operating the property.



   Effective with the May 1, 1995 payment date, the Sunset Terrace FMB has made payments based on the monthly net cash flow generated by the operations of the underlying property pending finalization of the agreement outlined below. Pursuant to an executed Letter of Intent, the obligor of the Sunset Terrace FMB has agreed to enter into a forbearance agreement to be effective as of August 1, 1995. In accordance with the terms of this agreement, the obligor of the FMB will pay debt service on the FMB to the extent of cash flow generated by the underlying property. The difference between the pay rate and the stated rate of this FMB is deferred and payable out of available future cash flow. Pursuant to the terms of the agreement, the obligor will replace the present property manager and leasing agent with a new property manager who is an affiliate of the Related General Partner. Other terms of the agreement call for the deed to be transferred to the Partnership or its designee no later than January 30, 1997 should the obligor be unable to bring the FMB fully current on all interest due and payable (including deferred base interest) on or before that date. These obligations will be secured by a guarantee from an affiliate of the obligor which is intended to protect certain of the Partnership's rights. Final documentation of this agreement has not yet been completed. There is no certainty that this agreement will be finalized. No additional allowance for loss on impairment was required as a result of this transaction.



   In November 1989, a $600,000 settlement was reached between the previous developer of High Pointe Club Apartments (the ``Property'') and USF&G, the construction performance bonding company for the Property. Prior to this settlement, the previous developer agreed to place the settlement proceeds in escrow later to be shared with the subsequent developer (``Greenhill Project Investors, Inc.'') or its successors and assigns pursuant to an arbitration proceeding. On April 23, 1993, the previous developer agreed to release the escrowed funds to RHA Inv., Inc. (``RHA''), the successor to Greenhill Project Investors, Inc. In April 1995, RHA paid to the Partnership approximately $721,000 consisting of the settlement proceeds plus accrued interest. These funds were applied as partial payment toward accrued and unpaid interest due under the High Pointe Club FMB.



   During April 1995, the Partnership made a loan in the amount of approximately $721,000 to the new owner of the Cypress Run property toward payment of delinquent 1992 and 1993 property taxes. This loan will be self-amortizing over three years and carry an 8.5% annual interest rate. This loan was recorded in operating income as a reduction of interest income from participating first mortgage bonds because the Cypress Run FMB is paying interest on a cash flow basis.



   The Thomas Lake promissory note in the principal amount of $220,000, which is secured by a second mortgage on the property, matured in April 1995 and was modified and extended. The modified loan is self-amortizing over thirty months at an 8.5% interest rate.

   With respect to the FMBs which are subject to forbearance agreements with the respective obligors, the difference between the stated interest rates and the rates paid (while deferred and payable out of available future cash flow or, ultimately, from sale or refinancing proceeds) on FMBs is not accrued for financial statement purposes. The accrual of interest at the stated interest rate will resume once a property's ability to pay the stated rate has been adequately demonstrated. Unrecorded contractual interest income was approximately $570,000 and $379,000 for the six months ended June 30, 1995 and 1994, respectively.



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


                                                     Six months ended         Three months ended
                                                     June 30,                 June 30,
                                                     ---------------------    ---------------------
                                                         1995         1994        1995         1994
---------------------------------------------------------------------------------------------------
Prudential-Bache Properties, Inc. (``PBP'') and
affiliates:
General and administrative                           $56,793      $44,969     $29,991      $20,953
Management fee                                       167,969      167,969     83,985       83,985
                                                     --------     --------    --------     --------
                                                     224,762      212,938     113,976      104,938
                                                     --------     --------    --------     --------
Related General Partner and affiliates:
General and administrative                           24,092       13,403      11,273       7,354
Loan servicing fees                                  166,157      166,588     83,537       83,754
Management fee                                       167,969      167,969     83,985       83,984
                                                     --------     --------    --------     --------
                                                     358,218      347,960     178,795      175,092
                                                     --------     --------    --------     --------
                                                     $582,980     $560,898    $292,771     $280,030
                                                     --------     --------    --------     --------
                                                     --------     --------    --------     --------


   An affiliate of the Related General Partner receives loan servicing fees (see above) in the amount of .25% per annum of the principal amount outstanding on FMBs serviced by the affiliate.



   The General Partners are paid, in the aggregate, an annual management fee equal to .5% of the original amount invested in FMBs.



   A division of Prudential Securities Incorporated (``PSI''), an affiliate of PBP, is responsible for the purchase, sale, and safekeeping of the Partnership's temporary investments. This account is maintained in accordance with the Partnership Agreement.



   Several executive officers and directors of the Related General Partner own less than 1% of the outstanding BUC$.



D. Contingencies


   On October 18, 1993, a putative class action, captioned Kinnes et al. v. Prudential Securities Group Inc. et al. (93 Civ. 654) was filed in the United States District Court for the District of Arizona, purportedly on behalf of investors in the Partnership against the Partnership, PBP, PSI and a number of other defendants. On November 16, 1993, a putative class action captioned Connelly et al. v. Prudential-Bache Securities Inc. et al. (93 Civ. 713), was filed in the United States District Court for the District of Arizona, purportedly on behalf of investors in the Partnership against the Partnership, PBP, PSI and a number of other defendants. On January 3, 1992, a putative class action, captioned Levine v. Prudential-Bache Properties Inc. et al. (92 Civ.
52), was filed in the United States District Court for the Northern District of Illinois purportedly on behalf of investors in the Partnership against the General Partners, PSI and a number of other defendants. Subsequently the Related General Partner exited the litigation by way of settlement. On April 14, 1994, the Judicial Panel on Multidistrict Litigation (the ``Panel'') deferred transfer of the case to the Southern District of New York (discussed more fully below) until after the Illinois court decided a pending motion to dismiss the complaint. On June 3, 1994, that court granted the motion of PBP and PSI and dismissed the first amended complaint without prejudice. On June 30, 1994, plaintiffs filed a second amended complaint. The Panel subsequently reaffirmed the April 14, 1994 transfer. By order dated July 13, 1994, the Panel unconditionally transferred the Levine case for inclusion in the consolidated proceedings in the Southern District of New York described below.



   By its April 14, 1994 order, the Panel transferred (in addition to Levine as discussed above) the Kinnes case, and by order dated June 8, 1994, the Connelly case, together with a number of other actions, on each occasion not involving the Partnership, to a single judge of the United States District Court for the Southern District of New York and consolidated them for pretrial proceedings under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation (MDL Docket 1005). On June 8, 1994, plaintiffs in the transferred cases filed a complaint that consolidated the previously filed complaints and named as defendants, among others, PSI, certain of its present and former employees and the General Partners. The Partnership is not named a defendant in the consolidated complaint, but the name of the Partnership is listed as being among the limited partnerships at issue in the case. The consolidated complaint alleges violations of the federal and New Jersey Racketeer Influenced and Corrupt Organizations Act (``RICO'') statutes, fraud, negligent misrepresentation, breach of fiduciary duties, breach of third-party beneficiary contracts and breach of implied covenants in connection with the marketing and sales of limited partnership interests. Plaintiffs request relief in the nature of rescission of the purchase of securities and recovery of all consideration and expenses in connection therewith, as well as compensation for lost use of money invested less cash distributions; compensatory damages; consequential damages; treble damages for defendants' RICO violations (both federal and New Jersey); general damages for all injuries resulting from negligence, fraud, breaches of contract, and breaches of duty in an amount to be determined at trial; disgorgement and restitution of all earnings, profits, benefits and compensation received by defendants as a result of their unlawful acts; costs and disbursements of the action; reasonable attorneys' fees; and such other and further relief as the court deems just and proper.



   On November 28, 1994, the transferee court deemed each of the complaints in the constituent actions (including Kinnes) amended to conform to the allegations of the consolidated complaint. PSI and PBP, along with various other defendants, filed a motion to dismiss the consolidated complaint on December 20, 1994. That motion is pending.



   The General Partners and PSI believe they have meritorious defenses to the complaints and intend to vigorously defend against these actions.



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



E. Subsequent Event



   In August 1995, a distribution of approximately $1,660,000 and $34,000 was paid to the BUC$holders and General Partners, respectively, for the quarter ended June 30, 1995.

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



   The second quarter distribution of $1,660,000 ($.21 per BUC) was paid to BUC$holders in August 1995 from current and previously undistributed adjusted cash flow from operations. As further discussed in Note B to the financial statements, the Sunset Terrace FMB may be restructured effective as of August 1, 1995. This restructuring may negatively impact the amount of interest paid from this FMB in future quarters. Interest payments from FMBs are anticipated to provide sufficient liquidity to meet the operating expenditures of the Partnership in future years and to fund distributions.



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



   In April 1995, the Partnership received a payment of $721,000 from High Pointe Club which was applied as accrued and unpaid interest due under the High Pointe Club FMB. The Partnership made a $721,000 loan to the new owner of the property underlying the Cypress Run FMB toward payment of delinquent 1992 and 1993 property taxes. See Note B to the financial statements for further information regarding this loan. The new owner of Cypress Run is currently escrowing cash toward the payment of 1994 and 1995 real estate taxes which may impact the amount of interest paid on the Cypress Run FMB to the Partnership.



Results of Operations



   Net income decreased by $533,000 and $308,000 for the six and three months ended June 30, 1995, respectively, as compared to 1994 for the reasons discussed below.



   Interest income from FMBs decreased by $133,000 and $78,000 for the six and three months ended June 30, 1995, respectively, as compared to 1994. These decreases were primarily the result of reduced debt service payments received from the Cypress Run and Sunset Terrace FMBs (see Note B to the financial statements) and were partially offset by increased interest, including contingent interest, received from The Mansion FMB and deferred interest from the Thomas Lake FMB.



   Interest income from temporary investments increased by $26,000 and $13,000 for the six and three months ended June 30, 1995, respectively, as compared to 1994 primarily due to higher interest rates and invested balances.



   Interest expense increased by $166,000 and $73,000 for the six and three months ended June 30, 1995, respectively, as compared to 1994 due to interest rate increases on the Partnership's loan.



   General and administrative expenses increased by $27,000 and $14,000 for the six and three months ended June 30, 1995 as compared to 1994. The variance is primarily due to the timing of certain accruals recorded in the respective periods.



   Legal expense increased $227,000 and $158,000 for the six and three months ended June 30, 1995, respectively, as compared to 1994. These increases were primarily due to legal costs incurred with respect to the Kinnes litigation discussed in Note D to the financial statements and the Cypress Run bankruptcy proceedings.

Property Information



   The following table lists the FMBs that the Partnership owns, together with occupancy rates of the underlying properties, as of July 16, 1995:


                                                                                           Annualized
                                                                                           Interest
                                                                                           Rate Paid
                                                                                           for the six        Minimum
                                                                                           months ended       Pay Rate
                                                                        Stated             June 30,           June
            Property          Location    Face Amount     Occupancy     Interest Rate*     1995*              1995
-----------------------------------------------------------------------------------------------------------------------
The Mansion         Independence, Mo     $19,450,000      96.9%         5.23%              5.70%(B)           5.23 %
Martin's Creek      Summerville, SC      7,300,000        93.9          8.25               7.97               7.25
East Ridge          Mt. Pleasant, SC     8,700,000        97.0          8.25               7.81               7.25
High Pointe Club    Harrisburg, Pa       8,900,000        98.7          8.50               6.07               (A)
Cypress Run         Tampa, Fl            15,402,428       84.1          8.50               7.28               (A)
Thomas Lake         Eagan, Mn            12,975,000       100.0         8.50               8.40(C)            8.00
North Glen          Atlanta, Ga          12,400,000       99.3          8.50               6.00               6.00
Greenway Manor      St. Louis, Mo        12,850,000       98.7          8.50               8.50               (A)
Clarendon Hills     Hayward, Ca          17,600,000       97.5          5.52               5.52               5.52
Cedar Creek         McKinney, Tx         8,100,000        96.0          8.50               6.60               (A)
Sunset Terrace      Lancaster, Ca        10,350,000       85.7          8.00               6.07(D)            7.75
                                         ------------
                                         $134,027,428
                                         ------------
                                         ------------
-----------------------------------------------------------------------------------------------------------------------
* The rate paid represents the interest recorded by the Partnership while the stated rate represents the coupon rate of the FMB.
(A) Pay rate is based on the net cash flow generated by the property.
(B) Includes contingent interest paid during the six months ended June 30, 1995.
(C) Includes receipt of deferred base interest relating to prior periods.
(D) See Note B to the financial statements.


General



   The determination as to whether it is in the best interest of the Partnership to enter into forbearance agreements on the FMBs or, alternatively, to pursue its remedies under the loan documents, including foreclosure, is based upon several factors. These factors include, but are not limited to, property performance, owner cooperation and projected legal costs.



   From time to time, certain property owners have elected to supplement the cash flow generated by the properties to meet the required FMB interest payments. There can be no assurance that in the future any property owner will continue to elect to supplement property cash flow to satisfy FMB interest requirements, if necessary. The owner of the Sunset Terrace property supplemented the cash flow generated by the property to meet the interest payments made during the first five months of 1995.

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



Summit Tax Exempt Bond Fund, L.P.


By: Prudential-Bache Properties, Inc.
A Delaware corporation, General Partner
By: /s/ Robert J. Alexander                       Date: August 14, 1995
---------------------------------------------
Robert J. Alexander
Vice President
Chief Accounting Officer for the Registrant
By: Related Tax Exempt Bond Associates, Inc.
A Delaware corporation, General Partner
By: /s/ Alan P. Hirmes                            Date: August 14, 1995
---------------------------------------------
Alan P. Hirmes
Vice President