Form 10-Q
period 1995-09-30
SUMMIT TAX EXEMPT BOND FUND LP
filed 1995-11-14
CIK 786156

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1995

                                       OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 1-9373

                       SUMMIT TAX EXEMPT BOND FUND, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                           13-3323104
--------------------------------------------------------------------------------
(State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                Identification No.)

625 Madison Ave., New York, N.Y.                    10022
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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                     September 30,     December 31,
                                                                         1995              1994
---------------------------------------------------------------------------------------------------
ASSETS
Participating first mortgage bonds, net                              $ 128,036,019     $127,938,510
Temporary investments                                                    2,031,408        1,915,874
Cash                                                                       213,793          173,689
Promissory notes receivable, net                                         6,880,857        7,071,156
Deferred bond selection fees, net                                        1,745,731        1,858,273
Interest receivable, net                                                   849,065          944,367
Deferred financing fees, net                                               292,945          388,816
Other assets                                                                24,055           13,628
                                                                     -------------     ------------
Total assets                                                         $ 140,073,873     $140,304,313
                                                                     -------------     ------------
                                                                     -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Loan payable                                                         $  13,680,866     $ 13,680,866
Deferred income                                                          1,213,183        1,469,174
Due to affiliates                                                          330,691           46,422
Accrued expenses                                                           102,663          120,685
                                                                     -------------     ------------
Total liabilities                                                       15,327,403       15,317,147
                                                                     -------------     ------------
Contingencies
Partners' capital
BUC$holders (7,906,234 BUC$ issued and outstanding)                    125,110,970      125,346,852
General partners                                                          (364,500)        (359,686)
                                                                     -------------     ------------
Total partners' capital                                                124,746,470      124,987,166
                                                                     -------------     ------------
Total liabilities and partners' capital                              $ 140,073,873     $140,304,313
                                                                     -------------     ------------
                                                                     -------------     ------------
---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                       SUMMIT TAX EXEMPT BOND FUND, L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  Nine months ended            Three months ended
                                                    September 30,                 September 30,
                                              -------------------------     -------------------------
                                                 1995           1994           1995           1994
-----------------------------------------------------------------------------------------------------
REVENUES
Interest income from participating first
  mortgage bonds, net                         $6,955,280     $6,961,095     $2,274,988     $2,148,302
Interest income from promissory notes            437,222        475,155        130,018        160,741
Interest income from temporary investments        59,716         27,090         16,707         10,077
                                              ----------     ----------     ----------     ----------
                                               7,452,218      7,463,340      2,421,713      2,319,120
                                              ----------     ----------     ----------     ----------
EXPENSES
Interest expense                               1,045,355        832,203        349,075        302,104
Management fees                                  503,907        503,907        167,969        167,969
Legal expense                                    323,199         46,500         66,528         16,500
General and administrative                       278,848        242,035         94,070         84,162
Loan servicing fees                              250,613        251,263         84,456         84,675
Amortization of deferred bond selection
  fees                                           112,542        112,542         37,513         37,513
Amortization of deferred financing fees           95,871         95,871         31,957         31,957
                                              ----------     ----------     ----------     ----------
                                               2,610,335      2,084,321        831,568        724,880
                                              ----------     ----------     ----------     ----------
Net income                                    $4,841,883     $5,379,019     $1,590,145     $1,594,240
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
ALLOCATION OF NET INCOME
BUC$holders                                   $4,745,045     $5,271,439     $1,558,342     $1,562,356
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
General partners                              $   96,838     $  107,580     $   31,803     $   31,884
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
Net income per BUC                            $      .60     $      .67     $      .20     $      .20
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
-----------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                                          GENERAL
                                                        BUC$HOLDERS      PARTNERS         TOTAL
---------------------------------------------------------------------------------------------------
Partners' capital (deficit)--December 31, 1994          $125,346,852     $(359,686)    $124,987,166
Net income                                                 4,745,045        96,838        4,841,883
Distributions                                             (4,980,927)     (101,652)      (5,082,579)
                                                        ------------     ---------     ------------
Partners' capital (deficit)--September 30, 1995         $125,110,970     $(364,500)    $124,746,470
                                                        ------------     ---------     ------------
                                                        ------------     ---------     ------------
---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                       SUMMIT TAX EXEMPT BOND FUND, L.P.
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                              Nine months ended
                                                                                September 30,
                                                                         ---------------------------
                                                                            1995            1994
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Interest received, net                                                   $ 8,072,366     $ 7,284,783
Loan made to property affiliate                                             (721,266)             --
Fees and expenses paid                                                    (1,100,747)       (980,333)
Interest paid                                                             (1,045,355)       (917,024)
                                                                         -----------     -----------
Net cash provided by operating activities                                  5,204,998       5,387,426
                                                                         -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Income deferred upon assumption of FMB by new debtor                              --         105,477
Net purchase of temporary investments                                       (115,534)       (825,473)
                                                                         -----------     -----------
Net cash used in investing activities                                       (115,534)       (719,996)
                                                                         -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on promissory note                                         33,219              --
Principal payment received on FMB                                                 --         347,577
Distributions paid                                                        (5,082,579)     (5,082,579)
                                                                         -----------     -----------
Net cash used in financing activities                                     (5,049,360)     (4,735,002)
                                                                         -----------     -----------
Net increase (decrease) in cash                                               40,104         (67,572)
Cash at beginning of period                                                  173,689         200,227
                                                                         -----------     -----------
Cash at end of period                                                    $   213,793     $   132,655
                                                                         -----------     -----------
                                                                         -----------     -----------

--------------------------------------------------------------------------------

SCHEDULE RECONCILING NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
Net income                                                               $ 4,841,883     $ 5,379,019
                                                                         -----------     -----------
Adjustments to reconcile net income to net cash provided by
  operating activities:
Amortization of valuation allowance                                          (97,509)        (97,509)
Amortization of deferred income                                              (98,911)        (97,272)
Amortization of deferred bond selection fees                                 112,542         112,542
Amortization of deferred financing fees                                       95,871          95,871
Changes in:
  Promissory notes receivable, net                                           190,299         139,523
  Interest receivable, net                                                    95,302          16,223
  Other assets                                                               (10,427)        (14,451)
  Deferred income                                                           (190,299)       (139,523)
  Accrued expenses                                                           (18,022)       (186,844)
  Accrued interest payable                                                        --         (84,821)
  Due to affiliates                                                          284,269         264,668
                                                                         -----------     -----------
Total adjustments                                                            363,115           8,407
                                                                         -----------     -----------
Net cash provided by operating activities                                $ 5,204,998     $ 5,387,426
                                                                         -----------     -----------
                                                                         -----------     -----------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                       SUMMIT TAX EXEMPT BOND FUND, L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Summit Tax Exempt Bond Fund, L.P. (the ``Partnership'') as of September 30, 1995, the results of its operations for the nine and three months ended September 30, 1995 and 1994 and its cash flows for the nine months ended September 30, 1995 and 1994. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

B. Participating First Mortgage Bonds

   Effective January 1, 1995, the Partnership adopted Statement of Financial Accounting Standards (``SFAS'') No. 114, Accounting by Creditors for Impairment of a Loan. The initial adoption of SFAS No. 114 had no effect on the net income of the Partnership for the nine months ended September 30, 1995.

   SFAS No. 114 requires creditors to evaluate the collectibility of both interest and principal of a participating first mortgage bond (``FMB'') when determining whether it is impaired. An FMB is considered to be impaired when, based on current information and events, it is probable the creditor will be unable to collect all amounts due according to the contractual terms. When an FMB is considered to be impaired, the amount of the loss accrual is determined by discounting the expected future cash flows of the FMB at its effective interest rate or, when practical, utilizing the estimated fair value of the collateral. To the extent that the owners of properties underlying the FMBs may require modifications to their forbearance agreements or the FMBs may otherwise become impaired in subsequent periods, the Partnership may be required to record additional valuation allowances which could have a material effect on the Partnership's financial statements.

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

   Descriptions of the FMBs owned by the Partnership at September 30, 1995 are as follows:

                                    Annualized
                                     Interest
                                     Rate Paid
                                      for the
                                       nine
                                      months
                                       ended        Minimum
                                     September     Pay Rate     Stated
                                        30,        September    Interest      Call         Maturity         Face         Carrying
Property          Location             1995*         1995        Rate*        Date           Date          Amount         Amount
------------------------------------------------------------------------------------------------------------------------
The Mansion       Independence,
                   MO                     5.56%(B)(D)    5.23%     5.23%     Dec. 2004       May 2010   $ 19,450,000   $ 17,800,000
Martin's Creek    Summerville, SC         7.45           7.25      8.25      Mar. 2000       May 2010      7,300,000      7,025,802
East Ridge        Mt. Pleasant,
                   SC                     7.23           7.25      8.25      Mar. 2000       May 2010      8,700,000      8,389,239
High Pointe
 Club             Harrisburg, PA          6.08 (D)        (A)      8.50      June 1998      June 2006      8,900,000      8,900,000
Cypress Run       Tampa, FL               6.95 (D)        (A)      8.50      Aug. 1998      Aug. 2006     15,402,428     15,402,428
Thomas Lake       Eagan, MN               8.62 (C)(D)    8.00      8.50      Aug. 1998      Aug. 2006     12,975,000     12,975,000
North Glen        Atlanta, GA             6.02           6.00      8.50      Aug. 1998      Aug. 2008     12,400,000     12,400,000
Greenway Manor    St. Louis, MO           8.53           (A)       8.50      Oct. 1998     Sept. 2006     12,850,000     12,850,000
Clarendon Hills   Hayward, CA             5.54           5.52      5.52      Dec. 2003      Dec. 2003     17,600,000     17,600,000
Cedar Creek       McKinney, TX            6.62           (A)       8.50      Dec. 1998      Dec. 2006      8,100,000      7,798,550
Sunset Terrace    Lancaster, CA           5.91 (D)        (A)      8.00      Feb. 1999      Feb. 2007     10,350,000     10,350,000
                                                                                                        ------------   ------------
                                                                                                        $134,027,428    131,491,019
                                                                                                        ------------
                                                                                                        ------------
Less: Allowance for loss on impairment of assets                                                                         (3,455,000)
                                                                                                                       ------------
Carrying Amount                                                                                                        $128,036,019
                                                                                                                       ------------
                                                                                                                       ------------

 * The rate paid represents the interest recorded by the Partnership while the stated rate represents the coupon rate of the FMB.
(A) Pay rate is based on the net cash flow generated by the property.
(B) Includes contingent interest paid during the nine months ended September 30, 1995.
(C) Includes receipt of deferred base interest related to prior periods.
(D) See discussion below.

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

   The net cash proceeds from the sale of approximately $105,000 paid to the Partnership to reduce accrued and unpaid interest, was recorded by the Partnership as deferred income and is being accreted as interest income from first mortgage bonds over the remaining life of The Mansion FMB. The balance of the deferred income relating to The Mansion FMB was approximately $96,000 at September 30, 1995 and $101,000 at December 31, 1994.

   On March 31, 1995, pursuant to a Court Order, ownership of the Cypress Run property was transferred to an affiliate of the Related General Partner. The affiliate has not made an equity investment in the underlying property; however, it has assumed the day-to-day responsibilities and obligations of operating the property.

   Effective with the May 1, 1995 payment date, the Sunset Terrace FMB has made payments based on the monthly net cash flow generated by the operations of the underlying property in accordance with the agreement outlined below. Effective as of August 1, 1995, the obligor of the Sunset Terrace FMB entered into a forbearance agreement. In accordance with the terms of this agreement, the obligor of the FMB is paying debt service on the FMB to the extent of cash flow generated by the underlying property. The difference between the pay rate and the stated rate of this FMB is deferred and payable out of available future cash flow. In addition, pursuant to the agreement, the obligor has replaced the present property manager and leasing agent with a new property manager who is an affiliate of the Related General Partner. Other terms of the agreement call for the deed to be transferred to the Partnership or its designee no later than January 30, 1997 should the obligor be unable to bring the FMB fully current on all interest due and payable (including deferred base interest) on or before that date. These and other obligations are secured by a guarantee from an affiliate of the obligor. No additional allowance for loss on impairment was required as a result of this transaction.

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

   During April 1995, the Partnership made a loan in the amount of approximately $721,000 to the new owner of the Cypress Run property toward payment of delinquent 1992 and 1993 property taxes. This loan is self-amortizing over three years and carries an 8.5% annual interest rate. This loan was recorded in operating income as a reduction of interest income from participating first mortgage bonds because the Cypress Run FMB is paying interest on a cash flow basis.

   The Thomas Lake promissory note in the principal amount of $220,000, which is secured by a second mortgage on the property, matured in April 1995 and was modified and extended. The modified loan is self-amortizing over thirty months at an 8.5% interest rate.

   With respect to the FMBs which are subject to forbearance agreements with the respective obligors, the difference between the stated interest rates and the rates paid (whether deferred and payable out of available future cash flow or, ultimately, from sale or refinancing proceeds) on FMBs is not accrued for financial statement purposes. The accrual of interest at the stated interest rate will resume once a property's ability to pay the stated rate has been adequately demonstrated. Unrecorded contractual interest income was approximately $1,049,000 and $971,000 for the nine months ended September 30, 1995 and 1994, respectively.

C. Related Parties

   Prudential-Bache Properties, Inc. (``PBP'') and the Related General Partner (collectively, the ``General Partners'') and their affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management; registrar, transfer and assignment functions; asset management; investor communications; printing and other administrative services. The General Partners and their affiliates receive reimbursements for costs incurred in connection with these services, the amount of which is limited by the provisions of the Agreement of Limited Partnership (the ``Partnership Agreement''). The costs and expenses were:

                                                       Nine months ended       Three months ended
                                                         September 30,            September 30,
                                                     ---------------------    ---------------------
                                                       1995         1994        1995         1994
---------------------------------------------------------------------------------------------------
PBP and affiliates:
  General and administrative                         $ 89,073     $ 68,984    $ 32,280     $ 24,015
  Management fee                                      251,954      251,954      83,985       83,985
                                                     --------     --------    --------     --------
                                                      341,027      320,938     116,265      108,000
                                                     --------     --------    --------     --------
Related General Partner and affiliates:
  General and administrative                           35,384       20,694      11,292        7,291
  Loan servicing fees                                 250,613      251,263      84,456       84,675
  Management fee                                      251,953      251,953      83,984       83,984
                                                     --------     --------    --------     --------
                                                      537,950      523,910     179,732      175,950
                                                     --------     --------    --------     --------
                                                     $878,977     $844,848    $295,997     $283,950
                                                     --------     --------    --------     --------
                                                     --------     --------    --------     --------

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

   On November 28, 1994, the transferee court deemed each of the complaints in the constituent actions (including Kinnes) amended to conform to the allegations of the consolidated complaint. PSI and PBP, along with various other defendants, filed a motion to dismiss the consolidated complaint on December 20, 1994. By order dated August 29, 1995, the transferee court granted plaintiffs' motion for temporary class certification, preliminarily approved a settlement entered into between plaintiffs and PBP and PSI, scheduled a fairness hearing for November 17, 1995, approved the form and content of the notice to class members and directed that it be provided to class members. The full amount due under the settlement agreement has been paid by PSI. The case as against the Related General Partner is still pending.

E. Subsequent Event

   In November 1995, a distribution of approximately $1,660,000 and $34,000 was paid to the BUC$holders and General Partners, respectively, for the quarter ended September 30, 1995.

                       SUMMIT TAX EXEMPT BOND FUND, L.P.
                            (a limited partnership)
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Unaudited)

Liquidity and Capital Resources

   Summit Tax Exempt Bond Fund, L.P. (``the Partnership'') has invested in eleven tax-exempt participating first mortgage bonds (``FMBs'') issued by various state or local governments or their agencies or authorities. The FMBs are secured by participating first mortgage loans on multi-family residential apartment projects.

   The third quarter distribution of $1,660,000 ($.21 per BUC) was paid to BUC$holders in November 1995 from current and previously undistributed adjusted cash flow from operations. As further discussed in Note B to the financial statements, the Sunset Terrace FMB was restructured effective July 31, 1995. This restructuring may negatively impact the amount of interest paid from this FMB in future quarters. Interest payments from FMBs are anticipated to provide sufficient liquidity to meet the operating expenditures of the Partnership in future years and to fund distributions.

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

Results of Operations

   Net income decreased by $537,000 and $4,000 for the nine and three months ended September 30, 1995, respectively, as compared to 1994 for the reasons discussed below.

   Interest income from FMBs decreased by $6,000 for the nine months ended September 30, 1995, but increased by $127,000 for the three months ended September 30, 1995 as compared to the same periods in 1994. The nine month decrease is primarily the result of reduced debt service payments received from the Sunset Terrace (see Note B to the financial statements) and Cedar Creek FMBs, partially offset by increased interest (including deferred interest) received from the Cypress Run, Thomas Lake and Greenway FMBs. The three month increase relates primarily to the fact that the owner of the Cypress Run property filed for bankruptcy in the third quarter of 1994, greatly reducing the debt service payments to the Partnership in that quarter.

   Interest income from temporary investments increased by $33,000 and $7,000 for the nine and three months ended September 30, 1995, respectively, as compared to 1994 primarily due to higher interest rates and invested balances.

   Interest expense increased by $213,000 and $47,000 for the nine and three months ended September 30, 1995, respectively, as compared to 1994 due to interest rate increases on the Partnership's loan.

   General and administrative expenses increased by $37,000 and $10,000 for the nine and three months ended September 30, 1995 as compared to 1994. The variance is primarily due to the timing of certain accruals recorded in the respective periods.

   Legal expense increased $277,000 and $50,000 for the nine and three months ended September 30, 1995, respectively, as compared to 1994. These increases were primarily due to legal costs incurred with respect to the Cypress Run bankruptcy proceedings and the Kinnes litigation discussed in Note D to the financial statements.

Property Information

   The following table lists the FMBs that the Partnership owns, together with occupancy rates of the underlying properties, as of October 15, 1995:

                                                                                             Annualized
                                                                                              Interest
                                                                                             Rate Paid
                                                                                            for the nine       Minimum
                                                                                            months ended       Pay Rate
                                                                            Stated         September 30,      September
Property            Location             Face Amount      Occupancy     Interest Rate*         1995*             1995
------------------------------------------------------------------------------------------------------------------------
The Mansion         Independence, MO     $ 19,450,000         98.2%          5.23%              5.56%(B)(D)      5.23%
Martin's Creek      Summerville, SC         7,300,000         93.4           8.25               7.45             7.25
East Ridge          Mt. Pleasant, SC        8,700,000         98.5           8.25               7.23             7.25
High Pointe Club    Harrisburg, PA          8,900,000         98.3           8.50               6.08(D)         (A)
Cypress Run         Tampa, FL              15,402,428         85.4           8.50               6.95(D)         (A)
Thomas Lake         Eagan, MN              12,975,000        100.0           8.50               8.62(C)(D)       8.00
North Glen          Atlanta, GA            12,400,000         98.2           8.50               6.02             6.00
Greenway Manor      St. Louis, MO          12,850,000         96.8           8.50               8.53            (A)
Clarendon Hills     Hayward, CA            17,600,000         97.8           5.52               5.54             5.52
Cedar Creek         McKinney, TX            8,100,000         98.4           8.50               6.62            (A)
Sunset Terrace      Lancaster, CA          10,350,000         78.7           8.00               5.91(D)         (A)
                                         ------------
                                         $134,027,428
                                         ------------
                                         ------------
------------------------------------------------------------------------------------------------------------------------

  * The rate paid represents the interest recorded by the Partnership while the stated rate represents the coupon rate of the FMB.
(A) Pay rate is based on the net cash flow generated by the property.
(B) Includes contingent interest paid during the nine months ended September 30, 1995.
(C) Includes receipt of deferred base interest relating to prior periods.
(D) See Note B to the financial statements.

General

   The determination as to whether it is in the best interest of the Partnership to enter into forbearance agreements on the FMBs or, alternatively, to pursue its remedies under the loan documents, including foreclosure, is based upon several factors. These factors include, but are not limited to, property performance, owner cooperation and projected legal costs.

   Certain property owners have, at times, supplemented the cash flow generated by the properties to meet the required FMB interest payments. There can be no assurance that in the future any property owner will continue to elect to supplement property cash flow to satisfy FMB interest requirements, if necessary. The owner of the Sunset Terrace property supplemented the cash flow generated by the property to meet the interest payments made during the first five months of 1995.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--Incorporated by reference to Note D to the financial statements filed herewith in Item 1 of Part I of the Registrant's Quarterly Report.

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--None

Item 6. Exhibits and Reports on Form 8-K

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

            10(af)--Settlement and Forbearance Agreement for the Sunset Terrace First Mortgage Bond dated July 31, 1995 (filed herewith).

            27--Financial Data Schedule (filed herewith).

        (b) Reports on Form 8-K--No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Summit Tax Exempt Bond Fund, L.P.

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner
     By: /s/ Eugene D. Burak                      Date: November 14, 1995
     ----------------------------------------
     Eugene D. Burak
     Vice President
     Chief Accounting Officer for the
     Registrant
By: Related Tax Exempt Bond Associates, Inc.
    A Delaware corporation, General Partner
     By: /s/ Alan P. Hirmes                       Date: November 14, 1995
     ----------------------------------------
     Alan P. Hirmes
     Vice President