Form 10-K
period 1995-12-31
SUMMIT TAX EXEMPT BOND FUND LP
filed 1996-04-01
CIK 786156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

_ X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995

                                       OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 1-9373

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
             (Exact name of Registrant as specified in its charter)

           Delaware                                             13-3323104
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


 625 Madison Avenue, New York, New York                             10022
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:  (212) 421-5333

Securities registered pursuant to Section 12(b) of the Act:   Beneficial Unit
                                                              Certificates

Name of each exchange on which registered:                    American Stock
                                                              Exchange

Securities registered pursuant to Section 12(g) of the Act:   None

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        Aggregate market value of BUC$ held by unaffiliated BUC$holders of the Registrant as of March 28, 1996 was $79,744,844.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Agreement of Limited Partnership, dated February 19, 1986, included as part of the Registration Statement filed with the Securities and Exchange Commission of December 24, 1985 pursuant to Rule 424(b) of the Securities Act of 1933, is incorporated by reference into Part IV of this Annual Report on Form 10-K.

Index to exhibits may be found on page
Page 1 of

                                     PART I

Item 1. Business.

General

        Summit Tax Exempt Bond Fund, L.P. (the "Registrant"), a Delaware limited partnership, was formed on December 18, 1985 and will terminate on December 31, 2020 unless terminated sooner under the provisions of the Registrant's Agreement of Limited Partnership (the "Partnership Agreement"). The Registrant was formed to invest in tax-exempt participating first mortgage revenue bonds ("First Mortgage Bonds" or "FMBs") issued by various state or local governments or their agencies or authorities. These investments were made with proceeds from the initial sale of 7,906,234 Beneficial Unit Certificates ("BUC$"). The FMBs are secured by participating first mortgage loans ("Mortgage Loans") on multi-family residential apartment properties ("Properties") developed by unaffiliated developers. The Properties are eleven garden apartment projects located in eight states. The Registrant's fiscal year for book and tax purposes ends on December 31.

        The Registrant is engaged solely in the business of investing in FMBs; therefore, presentation of industry segment information is not applicable.

General Partners

        The general partners of the Registrant are Prudential-Bache Properties, Inc. ("PBP") and Related Tax Exempt Bond Associates, Inc. (the "Related General Partner") (collectively, the "General Partners"). Related BUC$ Associates, Inc. (the "Assignor Limited Partner"), which acquired and holds limited partnership interests on behalf of those persons who purchase BUC$, has assigned to those persons substantially all of its rights and interest in and under such limited partnership interests. The Related General Partner and the Assignor Limited Partner are under similar ownership.

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

        Unless otherwise modified, the principal of the FMBs will not be amortized during their respective terms (which range from 17 to 24 years) and will be required to be repaid in lump sum "balloon" payments at the expiration of the respective terms or at such earlier times as the Registrant may require pursuant to the terms of the bond documents. The Registrant has a right to require redemption of the FMBs approximately twelve years after their issuance. The Registrant anticipates holding the FMBs for approximately 12 to 15 years from the date of issuance; however, it can and may elect to hold until maturity.

        In addition to the stated base interest rates ranging from 5.23% to 8.50% per annum, each of the FMBs provides for "contingent interest" consisting of (a) an amount equal to 50% to 100% of net property cash flow and

50% to 100% of net sale or refinancing proceeds until the borrower has paid, during the post-construction period, annually compounded interest at a rate ranging from 8.875% to 9.34% on a cumulative basis, and thereafter (b) an amount equal to 25% to 50% of the remaining net property cash flow and 25% to 50% of remaining net sale or refinancing proceeds until the borrower has paid interest at a simple annual rate of 16% over the term of the FMB. Both the stated and contingent interest are exempt from federal income taxation.

        In order to protect the tax exempt status of the FMBs, the owners of the Properties are required to enter into certain agreements to own, manage and operate such Properties in accordance with the requirements of the Internal Revenue Code.

                        SUMMIT TAX EXEMPT BOND FUND, L.P.

                             (a limited partnership)

        The following table lists the FMBs that the Registrant owns, together with the occupancy and rental rates of the underlying properties:

                                                                                                          Average
                                                                                              Final      Interest          Stated
                                                               Face           Carrying     Completion    Rate Paid        Interest
Property                                  Closing Date    Amount of Bond       Amount         Date        in 1995*          Rate*
- --------                                  ------------    --------------       ------         ----        --------          -----
The Mansion, Independence, MO                 5/13/86      $ 19,450,000     $ 17,600,000      12/87       5.70%(D)          5.23%
Martin's Creek, Summerville, SC               5/20/86         7,300,000        7,040,626       5/86       7.00 (C)          8.25
East Ridge, Mt. Pleasant, SC                  5/20/86         8,700,000        8,406,902       5/86       6.90 (C)          8.25
High Pointe Club, Harrisburg, PA              7/29/86         8,900,000        7,545,000       4/91       6.10              8.50
Cypress Run, Tampa, FL                        8/14/86        15,402,428       15,402,428       6/88       6.70              8.50
Thomas Lake, Eagan, MN                        9/02/86        12,975,000       12,975,000       2/88       8.30 (E)          8.50
North Glen, Atlanta, GA                       9/30/86        12,400,000       12,400,000      12/87       6.00              8.50
Greenway Manor, St. Louis, MO                10/09/86        12,850,000       12,300,000      12/87       8.60 (E)          8.50
Clarendon Hills, Hayward, CA                 12/08/86        17,600,000       17,600,000       7/89       5.52              5.52
Cedar Creek, McKinney, TX                    12/29/86         8,100,000        7,798,550       2/88       6.60              8.50
Sunset Terrace, Lancaster, CA                 2/12/87        10,350,000       10,350,000       2/87       6.10              8.00
                                                           ------------     ------------
                                                           $134,027,428      129,418,506
                                                           ============     ============
Less:  Allowance for loss on impairment of assets                             (1,850,000)
                                                                            ------------
Carrying Amount                                                             $127,568,506
                                                                            ============

                                                Minimum
                                              Pay Rate at         Occupancy     Rental Rates        No. of
                                              December 31,       February 11,   at December         Rental
                                                 1995*              1996         31, 1995           Units
                                                 -----              ----         --------           -----
The Mansion, Independence, MO                    5.52%               93.2%      $ 410-685            550
Martin's Creek, Summerville, SC                  7.25 (A)            96.5         425-625            197
East Ridge, Mt. Pleasant, SC                     7.25 (A)            97.0         490-725            200
High Pointe Club, Harrisburg, PA                      (B)            98.3         520-680            240
Cypress Run, Tampa, FL                                (B)            86.4         420-720            408
Thomas Lake, Eagan, MN                           8.25 (A)            96.7         654-1056           216
North Glen, Atlanta, GA                          8.50 (A)            97.9         510-745            284
Greenway Manor, St. Louis, MO                    8.50                98.1         450-550            312
Clarendon Hills, Hayward, CA                     5.52               100.0         775-1,300          285
Cedar Creek, McKinney, TX                             (B)            97.1         475-799            250
Sunset Terrace, Lancaster, CA                         (B)            81.4         460-680            184

*The rate paid represents the interest recorded by the Registrant while the stated rate represents the coupon rate of the FMB and the minimum pay rate represents the minimum rate payable pursuant to the applicable forbearance agreement, if any.

(A) The minimum pay rates on the FMBs are scheduled to increase to the stated interest rate over the remaining terms of the FMBs.

(B)   The minimum pay rate is the current cash flow of the property.

(C) The minimum pay rate on the FMB increases in increments from 6% in 1990 to 8.25% in 1997. The actual pay rate is adjusted as of the property's fiscal year end based on audited financial statements to no less than the minimum pay rate.

(D)   Includes contingent interest paid during 1995.

(E)   Includes receipt of deferred base interest relating to prior periods.

Note: A provision for loss on impairment of assets of $500,000 and $1,350,000 was recorded during the years ended December 31, 1995 and 1994 to record the estimated impairment of FMBs based upon an analysis of estimated cash flows from the individual properties securing the FMBs.

Bond Modifications/Forbearance Agreements

        Effective with the May 1, 1995 payment date, the Sunset Terrace FMB has made payments based on the monthly net cash flow generated by the operations of the underlying property in accordance with the agreement outlined below. Effective as of August 1, 1995, the obligor of the Sunset Terrace FMB entered into a forbearance agreement. In accordance with the terms of this agreement, the obligor of the FMB is paying debt service on the FMB to the extent of cash flow generated by the underlying property. The difference between the pay rate and the stated rate of this FMB is deferred and payable out of available future cash flow. In addition, pursuant to the agreement, the obligor has replaced the property manager and leasing agent with a new property manager who is an affiliate of the Related General Partner. Other terms of the agreement call for the deed to be transferred to the Registrant or its designee no later than January 30, 1997 should the obligor be unable to bring the FMB fully current on all interest due and payable (including deferred base interest) on or before that date. These and other obligations are secured by a guarantee from an affiliate of the obligor.

        In November 1989, a $600,000 settlement was reached between the previous developer of High Pointe Club Apartments and USF&G, the construction performance bonding company for High Pointe property. Prior to this settlement, the previous developer agreed to place the settlement proceeds in escrow later to be shared with the subsequent developer ("Greenhill Project Investors, Inc.") or its successors and assigns pursuant to an arbitration proceeding. On April 23, 1993, the previous developer agreed to release the escrowed funds to RHA Inv., Inc. ("RHA"), the successor to Greenhill Project Investors, Inc. In April 1995, RHA paid to the Registrant approximately $721,0000 consisting of the settlement proceeds plus accrued interest. These funds were applied as partial payment toward accrued and unpaid interest due under the High Pointe Club FMB.

        During April 1995, the Registrant made a loan in the amount of approximately $721,000 to the new owner of the Cypress Run property toward payment of delinquent 1992 and 1993 property taxes. This loan is self-amortizing over three years and carries an 8.5% annual interest rate. This loan was recorded in income as a reduction of interest income from FMBs because the Cypress Run FMB is paying interest on a cash flow basis.

        On April 1, 1994, Mansion Apartment Project Investors, Inc. ("MAPI"), an affiliate of the Related General Partner who replaced the original developer of The Mansion property, sold the ownership interest in the property to an unrelated third party for $700,000 in cash and the assumption of the obligation under the Registrant's $19,450,000 FMB as well as a $400,000 second mortgage note payable to a lender affiliated with the Related General Partner taken by assignment from the seller. Notwithstanding the assumption of the FMB, the General Partners agreed to forbear on the Registrant's rights and remedies in declaring an interest payment default under the FMB loan documents provided the new borrower made minimum monthly interest payments to the Registrant equal to approximately $81,000 per month (5% per annum) together with payments to a replacement reserve escrow account of approximately $4,500 per month and complied with all other covenants and obligations.

        Effective October 18, 1994, The Mansion FMB was modified. The modification provides for a base pay rate of 5.23%. In addition, the contingent interest feature has been changed. Under the modified FMB, an additional .386% per year (primary contingent interest) is due and payable from 100% of cash flow above the base pay rate. If not paid, the difference between the minimum pay rate and the primary contingent interest rate is deferred and is payable from future cash flow and sale or refinancing proceeds. Remaining cash flow and sale or refinancing proceeds, if any, are paid to the Registrant in an amount equal to 35% of net cash flow until the borrower receives a 12.5% cumulative return on its investment together with the return of the initial investment. Then, the Registrant is entitled to 50% of remaining cash flow and net sale or refinancing proceeds until the owner has paid interest at a cumulative annual rate of 16%. Notwithstanding The Mansion owner's obligation to pay amounts due as primary contingent interest, the Registrant has agreed, until 1998, that the obligation to pay such amounts will be considered satisfied subject to those amounts being contributed by The Mansion's owner toward certain designated repairs to the property. The Mansion's owner will nevertheless be obligated to pay amounts due from remaining cash flow if available above the primary contingent interest rate.

        The net cash proceeds from the sale of the ownership interest in The Mansion by MAPI of approximately $105,0000 (net of $400,000 escrow for certain repairs, a $50,000 second mortgage note principal payment, and closing costs), paid to the Registrant to reduce accrued and unpaid interest, was recorded by the Registrant as deferred income and is being amortized as interest income over the remaining life of The Mansion FMB. The balance of the deferred income relating to The Mansion FMB was approximately $94,000 and $101,000 at December 31, 1995 and 1994. All other accrued and unpaid interest on The Mansion FMB which had been reserved for financial statement purposes was forgiven.

        In June 1992, the Registrant made a $320,000 second mortgage loan to the owner of the property underlying the Cypress Run FMB for the payment of 1991 property taxes. This loan required monthly interest only payments at a rate of 8.5% per annum with the principal due on July 1, 1994. Interest payments on the loan as well as the FMB were current through June 1994; however, due to the borrower's bankruptcy, the loan remains outstanding and the borrower has been notified of the default (see below for discussion of borrower's bankruptcy filing). An allowance for possible loss was recorded for the entire loan amount in 1993.

        As a result of the failure to pay 1992 and 1993 real estate taxes, the Registrant initiated steps to enforce its rights and remedies under the Cypress Run FMB in July 1994. These remedies include acceleration of the loan and a $350,000 draw on an irrevocable letter of credit issued on behalf of the owner of Cypress Run as security relating to obligations under the Rental Performance Agreement. Pursuant to the terms of the bond documents, approximately $348,000 of the proceeds received from the draw on the letter of credit has been recorded as a reduction of the FMB with the balance applied as interest. In response, on July 15, 1994, the owner of the property filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code and continued to operate the property as a debtor-in-possession. The bankruptcy filing operated as a stay against the enforcement of the Registrant's remedies which include foreclosure. At the initial hearing, the court consented, among other things, to allow the Registrant to receive the monthly net cash flow generated by the property as its debt service payments for at least the initial 120 days of the proceedings.

        On November 10, 1994, an Order Modifying Stay together with a Settlement Stipulation was entered by the Court which granted the Registrant relief from the Automatic Stay. This order became effective on March 31, 1995 unless sale of the property, subject to the Registrant's approval, was closed beforehand. The Registrant continues to receive the monthly net cash flow generated by the property as payment toward debt service.

        On March 31, 1995, pursuant to the Court Order, ownership of the Cypress Run property was transferred to an affiliate of the Related General Partner. The affiliate has not made an equity investment in the underlying property; however, it has assumed the day-to-day responsibilities and obligations of operating the property.

        Due to the failure to pay 1990 and 1991 property taxes and interest from March to August 1992, the Registrant instituted foreclosure proceedings against Greenway Manor. On July 20, 1992, the Greenway partnership filed for bankruptcy under Chapter 11 of the United Sates Bankruptcy Code. Pursuant to a 1992 court order, the receiver paid the Registrant the cash flow remaining after paying past due taxes, property operating costs and escrowing for 1992 taxes. On June 30, 1993, the court dismissed the bankruptcy proceedings at which time the owner of the property and obligor under the FMB agreed to transfer the deed-in-lieu of foreclosure to an affiliate of the Related General Partner.

        For several properties collateralizing FMBs (High Pointe Club securing an $8,900,000 FMB; Greenway Manor, securing a $12,850,000 FMB and Cedar Creek, securing an $8,100,000 FMB) the original owners of the underlying properties and obligors of the FMBs were replaced by affiliates of the Related General Partner who have not made equity investments in the underlying properties. These entities have assumed the day-to-day responsibilities and obligations of operating the underlying properties. Buyers are being sought who would make equity investments in the underlying properties and assume the nonrecourse obligations for the FMB's. Although these properties are not producing sufficient cash flow to fully service the debt, the Registrant has no present intention to declare a default on these FMBs.

        On May 31, 1992, Clarendon Hills Investors, Inc. ("CHI"), an affiliate of the Related General Partner who had replaced the developer of the Clarendon Hills property, sold its ownership interest in the property to an unrelated third party (the "Purchaser") for $26,200,000. The Purchaser paid $2,000,000 in cash, assumed the $17,600,000 obligation of the Registrant's FMB and issued to CHI a $6,600,000 promissory note which in turn, was assigned to the Registrant. The $6,600,000 promissory note bears interest at the rate of 8.0% per annum payable in equal monthly installments until December 2003 at which time the entire unpaid principal and interest will be due and payable. The $1,441,209 in net cash proceeds of the sale (net of certain closing costs), paid by the purchaser to the Registrant to reduce accrued and unpaid interest, was recorded by the Registrant as deferred income and is being amortized as interest income from FMBs over the remaining life of the Clarendon Hills FMB. The balance of the deferred income relating to the Clarendon Hills FMB was approximately $992,000 and $1,117,000 at December 31, 1995 and 1994.

        In connection with the sale of the Clarendon Hills property by CHI, the FMB collateralized by the property was modified to provide for, among other things: the discharge of all accrued and unpaid interest relating to a previous owner (which for financial statements purposes has been fully reserved); a reduction of the base interest rate to 5.52% per annum on the $17,600,000 FMB; and a further reduction of the base interest during the first four years from closing of an amount equal to 50% of the increase in property taxes (if any) over the fiscal 1992 property tax bill resulting solely from this sale (limited to $35,000 per annum). In addition, the contingent interest feature was modified to assign annual cash flow as follows: (1) to pay the Registrant its 5.52% base rate of the FMB and to pay the 8.0% interest owed on the promissory note; (2) to pay the Purchaser the next $220,000 representing return on its investment; and then (3) to pay the Registrant 65% of cash flow until the Registrant receives an interest rate equal to 8.25% per annum on $24,200,000 ($17,600,000 FMB and $6,600,000 promissory note) for each respective year on a non-cumulative basis. Any remaining cash flow is then shared 65% by the Purchaser and 35% by the Registrant.

        The FMBs for the East Ridge and Martin's Creek properties were modified in 1990 when the equity interest in the properties and the related obligations of the FMBs were sold by an affiliate of the Related General Partner to an unrelated third party. The modifications provide for the minimum pay rate increases from 6.0% per annum in 1990 to 7.5% per annum in March 1996. Beginning in March 1997, the pay rate will be 8.25% per annum. The difference between the minimum interest rate and the original stated rate is deferred and is payable out of available future cash flow. As part of this modification, the Registrant received $950,000 in 13% second mortgage notes with monthly interest and principal payments through December 1996. These notes are also partially secured by letters of credit. Deferred income equal to the amount of the promissory note was recorded in the statements of financial condition. As a result of this transaction, income is recognized only as and when the Registrant receives payment on the promissory notes. The balances of both the promissory notes and deferred income was approximately $57,000 and $251,000 at December 31, 1995 and 1994, respectively. There was no loss recorded on this transaction because the allowance previously established for these FMBs was in excess of the concessions granted. At December 31, 1995 and 1994, the valuation allowance relating to debt restructuring was approximately $296,000 and $366,000, respectively. Such allowance is accreted as interest income over the remaining term of the FMBs as long as the estimated fair value of the underlying properties is in excess of the carrying value of the related FMB.

        During 1991, a forbearance agreement was finalized with the owners of the North Glen property. The General Partners further modified the North Glen forbearance agreement in April 1993 to allow the owner to make debt payments at a pay rate of 6.0% per annum through December 1995 at which time the rate is scheduled to increase to the stated rate of 8.5% per annum.

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

        With respect to all of these FMBs, the difference between the pay rate and the original stated rate is deferred and payable out of available future cash flow or ultimately from sales or refinancing proceeds and is not accrued for financial statement purposes. The determination as to whether it is in the best interest of the Registrant to enter into forbearance agreements on the FMBs or, alternatively, to pursue its remedies under the loan documents, including foreclosure, is based upon several factors. These factors include, but are not limited to, property performance, owner cooperation and projected legal costs.

        The following FMB's interest income exceeded 15% of the Registrant's total revenue for one or more of the three years in the period ended December 31, 1995:

                                     1995            1994              1993
                                     ----            ----              ----
     Cypress Run                      *               17%               17%
     The Mansion                      *               16%                *

        *FMB's interest income was less than 15% of the Registrant's total revenue for the year.

Credit Facility

        On January 15, 1993, the Registrant entered into a loan agreement with an unaffiliated lender for a $15,000,000 credit facility with the maturity date of January 14, 1998 and an option to extend for two years for an additional fee. The debt service requirements include monthly interest only payments with a variable interest rate equal to the 30-day commercial paper interest rate (5.85% and 5.90% at December 31, 1995 and 1994, respectively, plus 4.05% with principal due at maturity. The facility is collateralized by a pledge of the FMBs and associated collateral of East Ridge, Martin's Creek, The Mansion, Thomas Lake and Sunset Terrace. The initial proceeds from this facility were used to repay a $10,000,000 credit facility guaranteed by the Registrant, to repay a $3,000,000 noninterest-bearing working capital loan made to the Registrant from the Related General Partner and to pay associated closing costs. The $10,000,000 credit facility had been used to pay for costs incurred to complete construction of the properties securing the High Pointe Club and Clarendon Hills FMBs and to fund a loan toward the payment of property taxes on the Thomas Lake property. The $3,000,000 working capital loan was used to supplement distributions commencing with the fourth quarter 1988 distribution. The unused portion of the Registrant's $15,000,000 credit facility is to be used for future working capital requirements and other cash requirements, as necessary, subject to approval of the lender.

        In conjunction with the Registrant's credit facility and the repayment of the previously existing $10,000,000 credit facility, the Registrant was assigned nonrecourse notes in the amount of $6,600,000, $3,180,000 and $220,000 for the Clarendon Hills, High Pointe Club and Thomas Lake properties, respectively. The Clarendon Hills promissory note, secured by a deed of trust, requires monthly interest only payments of 8.0% per annum with the principal due on December 31, 2003. The unsecured High Pointe Club note also requires monthly interest only payments of 8.0% per annum with the principal due on December 31, 2003. Since the High Pointe Club property is paying interest on a cash flow basis, interest on the promissory note is only recorded when cash flow is received in excess of the stated rate. No interest on the High Pointe Club promissory note has been received or recorded through December 31, 1995. The assigned High Pointe Club note is subordinate to the High Pointe Club FMB and has been fully reserved. The Thomas Lake promissory note in the principal amount of $220,000, which is secured by a second mortgage on the property, matured in April 1995 and was modified and extended. The modified loan is self-amortizing over thirty months at an 8.5% interest rate. Clarendon Hills and Thomas Lake promissory notes are current on their interest payments through December 31, 1995.

Employees

        The Registrant has no employees. Management and administrative services for the Registrant are performed by the General Partners and their affiliates pursuant to the Partnership Agreement. See Note 6 to the financial statements in Item 8.

Item 2. Properties

        The Registrant does not own or lease any property.

Item 3. Legal Proceedings

        This information is incorporated by reference to Note 7 to the financial statements in Item 8.

Item 4. Submission of Matters to a Vote of BUC$holders

        None

                                     PART II

Item 5. Market for the Registrant's BUC$ and Related BUC$holder Matters

        As of March 1, 1996, there were 7,358 holders of record owning 7,906,234 BUC$. The Registrant's BUC$ are listed on the American Stock Exchange under the SUA symbol; however, the limited partner interests themselves are not listed.

        The high and low prices for each quarterly period of the last two years for which the BUC$ were traded are as follows:

                                                1995             1995              1994             1994
                                                Low              High              Low              High
                                                ---              ----              ---              ----
        March 31                               8 1/2             9 7/8            10 1/2           11 3/8
        June 30                                9 3/8            10 1/4             9 7/8           10 7/8
        September 30                           9 3/4            10 1/4             9 1/4           10 1/8
        December 31                            9 1/2            10 3/8             8 1/4            9 3/8

        Quarterly cash distributions per BUC paid during 1995 and 1994 were as follows:

        Quarter ended                           1995              1994
        -------------                           ----              ----
        March 31                                $.21              $.21
        June 30                                 $.21              $.21
        September 30                            $.21              $.21
        December  31                            $.21              $.21

        There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement. Cash distributions paid in 1995 and 1994 were funded from current and previously undistributed cash flow from operations. Approximately $791,000 of the $6,641,000 and $1,069,000 of the $6,641,000 paid to BUC$holders in 1995 and 1994, respectively, represents a return of capital under generally accepted accounting principles (GAAP). (The return of capital on a GAAP basis is calculated as BUC$holder distributions less net income allocated to BUC$holders). The Registrant currently expects that cash distributions will be paid in the foreseeable future from adjusted cash flow from operations. For discussion of other factors that may affect the amount of future distributions, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

Item 6. Selected Financial Data

        The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto contained in Item 8.

                                                                            Year ended December 31,
                                            ----------------------------------------------------------------------------------------
                                                1995               1994               1993               1992               1991
                                            ------------       ------------       ------------       ------------       ------------
Interest income from
   participating first
   mortgage bonds                           $  9,246,436       $  9,376,790       $  9,642,390       $  8,363,679       $  8,938,697
                                            ============       ============       ============       ============       ============
Interest expense                            $  1,391,496       $  1,156,858       $    967,361       $      9,166       $     30,025
                                            ============       ============       ============       ============       ============
Provision for loss on
   impairment of assets                     $    500,000       $  1,350,000       $  1,905,000       $          0       $          0
                                            ============       ============       ============       ============       ============
Net income                                  $  5,969,215       $  5,685,890       $  4,135,774       $  6,462,572       $  7,126,669
                                            ============       ============       ============       ============       ============
Net income per BUC                          $       0.74       $       0.71       $       0.51       $       0.80       $       0.88
                                            ============       ============       ============       ============       ============
Total assets                                $139,177,776       $140,304,313       $141,881,705       $134,028,372       $133,938,510
                                            ============       ============       ============       ============       ============
Loan payable                                $ 13,680,866       $ 13,680,866       $ 13,680,866       $     45,620       $    319,940
                                            ============       ============       ============       ============       ============
Distributions to
   BUC$holders                              $  6,641,238       $  6,641,238       $  6,641,238       $  6,641,238       $  6,641,238
                                            ============       ============       ============       ============       ============
Distributions per BUC                       $       0.84       $       0.84       $       0.84       $       0.84       $       0.84
                                            ============       ============       ============       ============       ============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

        The Registrant has invested in eleven tax-exempt FMBs issued by various state or local governments or their agencies or authorities. The FMBs are secured by participating first mortgage loans on multi-family residential apartment projects.

        At the beginning of the year, the Registrant had cash and temporary investments of approximately $2,090,000. After payment of distributions and receipt of the net cash flow from operations, Registrant ended the year with approximately $1,976,000 in cash and temporary investments. The fourth quarter distribution of approximately $1,660,000 ($.21 per BUC) was paid to BUC$holders in February 1996 from current and previously undistributed cash flow from operations. The Registrant anticipates funding future cash distributions from current and previously undistributed cash flow from operations.

        Interest payments from FMBs are anticipated to provide sufficient liquidity to meet the operating expenditures of the Registrant in future years and to fund distributions.

        The Registrant's loan payable has a variable interest rate; therefore, future levels of interest expense will fluctuate in correlation to movements in the 30-day commercial paper interest rate.

        As discussed in more detail in Note 3 to the financial statements in
Item 8, the Registrant received net proceeds of approximately $105,000 in April 1994 in connection with an affiliate's sale of its ownership interest in The Mansion to an unrelated third party. The Registrant has recorded the proceeds as deferred income.

        Management is not aware of any trends or events, commitments or uncertainties that will impact liquidity in a material way except as discussed here and in the financial statements in Item 8. The Registrant's investments in mortgage loans are secured by a Registrant interest in properties which are diversified by location so that if one area of the country is experiencing downturns in the economy, the remaining properties may be experiencing upswings.

Result of Operations

        FMBs and promissory notes are carried at cost less a valuation allowance where appropriate. The Registrant periodically evaluates the collectibility of both interest and principal of these investments to determine whether they are impaired. An FMB or promissory note is considered to be impaired when, based on current information and events, it is probable that the Registrant will be unable to collect all amounts due according to the existing contractual terms. When an FMB or promissory note is considered to be impaired, the amount of the valuation allowance is determined by discounting the expected cash flows at the FMB's or promissory note's original effective interest rate, or, for practical purposes, at the estimated fair value of the collateral.

        The process of determining impairment and the appropriate level of the valuation allowance is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates. The cash flows used in this process are based on good faith estimates and assumptions developed by the Registrant's management. Changes in market conditions and circumstances may occur which would cause these estimates and assumptions to change, which, in turn, could cause additional impairments. Thus, the Registrant may be required to provide for additional valuation allowances, which could be material, in subsequent years.

        The Registrant's accounting policy for its FMBs and promissory notes conforms to Statement of Financial Accounting Standards 114 and 118, "Accounting by Creditors for Impairment of a Loan" (the "Statements"), which the Registrant adopted in 1995. Adoption of the Statements did not have a material impact on the Registrant's financial position or results of operations. Prior to the adoption of the Statements, the Registrant classified FMBs as Assets Held for Sale when the original owner of the property and obligor of the FMB was replaced by an affiliate of the Related General Partner, who had not made an equity investment in the property. Because the Registrant has not declared default on these FMBs and has no present intention to do so, they have been reclassified as FMBs for all periods presented, in accordance with the Statements. Such FMBs were written down to the estimated fair value of the underlying properties at the time the original owners were replaced.

1995 vs. 1994

        Net income increased approximately $283,000 for the year ended December 31, 1995 as compared to the corresponding period in 1994 primarily due to the amount of provisions for loss on impairment of assets recorded in the respective years and for the following reasons below.

        Interest income from FMBs decreased by approximately $130,000 for the year ended December 31, 1995 as compared to the corresponding period in 1994 primarily due to reduced debt service payments received from the Sunset Terrace and Cedar Creek FMBs.

        Interest income from promissory notes decreased by approximately $35,000 for the year ended December 31, 1995 as compared to the corresponding period in 1994. This decrease resulted primarily from the repayment of the Cypress Run tax loan in 1994 resulting in no interest income in 1995.

        Interest income from temporary investments increased approximately $29,000 for the year ended December 31, 1995 as compared to the corresponding period in 1994 primarily due to higher interest rates and invested balances.

        Interest expense increased approximately $235,000 for the year ended December 31, 1995 as compared to the corresponding period in 1994 due to interest rate increases during 1995 on the Registrant's loan.

        General and administrative expenses increased approximately $66,000 for the year ended December 31, 1995 as compared to the corresponding period in 1994 primarily due to the timing of certain accruals recorded in the respective years and increased costs associated with the administration of the Registrant.

        Provisions for loss on impairment of assets of $500,000 and $1,350,000 were recorded during the years ended December 31, 1995 and 1994, respectively, for the estimated impairment of the FMBs based upon an analysis of estimated cash flows from the individual properties securing the FMBs.

        Legal expenses increased approximately $131,000 for the year ended December 31, 1995 as compared to the corresponding period in 1994 primarily due to the legal costs incurred with respect to the Cypress Run bankruptcy proceedings, debt modifications and the Kinnes litigation discussed in Note 7 to the financial statements in Item 8.

1994 vs. 1993

        Net income increased approximately $1,550,000 for the year ended December 31, 1994 as compared to the corresponding period in 1993 primarily due to the amount of provisions for loss on impairment of assets and uncollectible receivables recorded in the respective years and the reasons discussed below.

        Interest income from FMBs decreased by approximately $266,000 for the year ended December 31, 1994 as compared to the corresponding period in 1993. This decrease primarily resulted from the Cypress Run bankruptcy and a modification to the North Glen forbearance agreement in 1993. These decreases were offset, in part, by increased interest received from Sunset Terrace, Thomas Lake, High Pointe Club and Cedar Creek.

        Interest income from promissory notes decreased by approximately $22,000 for the year ended December 31, 1994 as compared to the corresponding period in 1993. This decrease resulted from reduced interest received on the Cypress Run tax loan in 1994 as compared to 1993.

        Interest income from temporary investments increased by approximately $18,000 for the year ended December 31, 1994 as compared to the corresponding period in 1993 primarily due to higher interest rates and invested balances.

        Interest expense increased by approximately $189,000 for the year ended December 31, 1994 as compared to the corresponding period in 1993 due to interest rate increases during 1994.

        General and administrative expenses decreased by approximately $63,000 for the year ended December 31, 1994 as compared to the corresponding period in 1993 primarily due to the timing of certain expenses in the respective years and a general decrease in the costs associated with the administration of the Registrant.

        A $1,350,000 provision for loss on impairment of assets was recorded during the year ended December 31, 1994 for the estimated impairment of the FMBs based upon an analysis of estimated cash flows from the individual properties securing the FMBs.

        Legal expenses decreased approximately $121,000 for the year ended December 31, 1994 as compared to the corresponding period in 1993. This decrease was primarily because of non-recurring costs associated with the Greenway foreclosure in 1993 and lower legal costs related to the Levine litigation described in Note 7 to the financial statements in Item 8.

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)

Property Information

        The following table lists the FMBs that the Registrant owns with occupancy rates of the underlying properties as of February 11, 1996:.

                                                                                           Average        Stated        Minimum
                                               Face             Carrying                Interest Rate    Interest    Pay Rate at
Property            Location             Amount of Bond          Amount    Occupancy    Paid in 1995*     Rate*    December 31,1995*
The Mansion         Independence, MO       $ 19,450,000      $ 17,600,000     93.2%        5.70%(D)      5.23%          5.52%
Martin's Creek      Summerville, SC           7,300,000         7,040,626     96.5         7.00 (C)      8.25           7.25 (A)
East Ridge          Mt. Pleasant, SC          8,700,000         8,406,902     97.0         6.90 (C)      8.25           7.25 (A)
High Pointe Club    Harrisburg, PA            8,900,000         7,545,000     98.3         6.10          8.50                (B)
Cypress Run         Tampa, FL                15,402,428        15,402,428     86.4         6.70          8.50                (B)
Thomas Lake         Eagan, MN                12,975,000        12,975,000     96.7         8.30 (E)      8.50           8.25 (A)
North Glen          Atlanta, GA              12,400,000        12,400,000     97.9         6.00          8.50           8.50 (A)
Greenway Manor      St. Louis, MO            12,850,000        12,300,000     98.1         8.60 (E)      8.50           8.50
Clarendon Hills     Hayward, CA              17,600,000        17,600,000    100.0         5.52          5.52           5.52
Cedar Creek         McKinney, TX              8,100,000         7,798,550     97.1         6.60          8.50                (B)
Sunset Terrace      Lancaster, CA            10,350,000        10,350,000     81.4         6.10          8.00                (B)
                                           ------------      ------------
                                           $134,027,428       129,418,506
                                           ============

Less:  Allowance for loss on impairment of assets              (1,850,000)
                                                             ------------

Carrying Amount                                              $127,568,506
                                                             ============

*The rate paid represents the interest recorded by the Registrant while the stated rate represents the coupon rate of the FMB and the minimum pay rate represents the minimum rate pursuant to the payable applicable forbearance agreement, if any.

(A) The minimum pay rates on the FMBs are scheduled to increase to the stated interest rate over the remaining terms of the FMBs.

(B)  The minimum pay rate is the current cash flow of the property.

(C) The minimum pay rate on the FMB increases in increments from 6% in 1990 to 8.25% in 1997. The actual pay rate is adjusted as of the property's fiscal year end based on audited financial statements to no less than the minimum pay rate.

(D)  Includes contingent interest paid during 1995.

(E)  Includes receipt of deferred base interest relating to prior periods.

General

        The determination as to whether it is in the best interest of the Registrant to enter into forbearance agreements on the FMBs, or alternatively, to pursue its remedies under the loan documents, including foreclosure, is based upon several factors. These factors include, but are not limited to, property performance, owner cooperation and projected legal costs.

        The difference between the stated interest rates and the rates paid on certain FMBs is not accrued for financial statement purposes, although it is deferred and payable from available future cash flow and sale or refinancing proceeds. Interest income relating to these FMBs of approximately $1,571,000, $1,707,000, and $1,639,000 was not recorded for the years ended December 31, 1995, 1994 and 1993, respectively.

        From time to time, certain property owners have elected to supplement the cash flow generated by the properties to meet the required FMB interest payments. There can be no assurance that in the future any property owner will continue to elect to supplement property cash flow to satisfy FMB interest requirements if necessary. The owner of the Sunset Terrace property supplemented the cash flow generated by the property to meet the required interest payments in 1994. No property owner made supplementary payments in 1995.

Item 8. Financial Statements and Supplementary Data.

(a) 1.  Financial Statements                                                Page
        --------------------                                                ----

        Independent Auditors' Report

        Statements of Financial Condition as of December 31, 1995 and 1994

        Statements of Income for the years ended December 31, 1995, 1994 and
        1993

        Statements of Changes in Partners' Capital (Deficit) for the years ended December 31, 1995, 1994 and 1993

        Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

        Notes to Financial Statements

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Summit Tax Exempt Bond Fund L.P.
New York, New York

        We have audited the accompanying statements of financial condition of Summit Tax Exempt Bond Fund L.P. (a Delaware Limited Partnership) as of December 31, 1995 and 1994, and the related statements of income, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such financial statements present fairly, in all material respects, the financial position of Summit Tax Exempt Bond Fund L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

New York, New York
March 20, 1996

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)

                        STATEMENTS OF FINANCIAL CONDITION

                                                               ASSETS
                                                                                                          December 31,
                                                                                           -----------------------------------------
                                                                                               1995                        1994
                                                                                           ------------                ------------
Participating first mortgage bonds, net                                                    $127,568,506                $127,938,510
Temporary investments                                                                         1,350,000                   1,915,874
Cash and cash equivalents                                                                       626,391                     173,689
Promissory notes receivable, net                                                              6,823,335                   7,071,156
Deferred bond selection fees, net                                                             1,708,218                   1,858,273
Interest receivable, net                                                                        829,565                     944,367
Deferred financing fees, net                                                                    260,985                     388,816
Other assets                                                                                     10,776                      13,628
                                                                                           ------------                ------------
Total assets                                                                               $139,177,776                $140,304,313
                                                                                           ============                ============

                                                  LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Loan payable                                                                            $ 13,680,866                $ 13,680,866
   Deferred income                                                                            1,143,191                   1,469,174
   Accounts payable and accrued expenses                                                        124,850                     120,685
   Due to affiliates                                                                             49,262                      46,422
                                                                                           ------------                ------------
Total liabilities                                                                            14,998,169                  15,317,147
                                                                                           ------------                ------------

Contingencies

Partner's capital (deficit):
   BUC$holders (7,906,234 BUC$
     issued and outstanding)                                                                124,555,445                 125,346,852
   General partners                                                                            (375,838)                   (359,686)
                                                                                           ------------                ------------
Total partners' capital                                                                     124,179,607                 124,987,166
                                                                                           ------------                ------------
Total liabilities and partners' capital                                                    $139,177,776                $140,304,313
                                                                                           ============                ============



See accompanying notes to financial statements

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)

                              STATEMENTS OF INCOME

                                                                                             Years Ended December 31,
                                                                               -----------------------------------------------------
                                                                                   1995                1994                  1993
                                                                               -----------          -----------          -----------
Revenues:

   Interest income:
     Participating first mortgage bonds                                        $ 9,246,436          $ 9,376,790          $ 9,642,390
     Promissory notes                                                              577,562              612,090              634,449
     Temporary investments                                                          74,084               45,394               27,565
                                                                               -----------          -----------          -----------
     Total revenues                                                              9,898,082           10,034,274           10,304,404
                                                                               -----------          -----------          -----------

Expenses:

   Interest expense                                                              1,391,496            1,156,858              967,361
   Management fees                                                                 671,875              671,875              671,875
   General and administrative                                                      405,528              339,975              403,230
   Loan servicing fees                                                             335,068              335,938              335,938
   Legal expense                                                                   347,014              215,854              336,667
   Amortization of deferred bond selection fees                                    150,055              150,056              150,056
   Amortization of deferred financing fees                                         127,831              127,828              122,503
   Provision for uncollectible receivables                                               0                    0            1,276,000
   Provision for loss on impairment of assets                                      500,000            1,350,000            1,905,000
                                                                               -----------          -----------          -----------

     Total expenses                                                              3,928,867            4,348,384            6,168,630
                                                                               -----------          -----------          -----------

     Net income                                                                $ 5,969,215          $ 5,685,890          $ 4,135,774
                                                                               ===========          ===========          ===========
Allocation of Net Income

   BUC$holders                                                                 $ 5,849,831          $ 5,572,171          $ 4,053,059
                                                                               ===========          ===========          ===========
   General partners                                                            $   119,384          $   113,719          $    82,715
                                                                               ===========          ===========          ===========
Net income per BUC                                                             $      0.74          $      0.71          $      0.51
                                                                               ===========          ===========          ===========



See accompanying notes to financial statements

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                                                                Total         BUC$holders      General Partners
                                                                -----         -----------      ----------------
Partners' capital (deficit) - December 31, 1992             $128,719,050     $129,004,098       $  (285,048)

Net income                                                     4,135,774        4,053,059            82,715
Distributions                                                 (6,776,774)      (6,641,238)         (135,536)
                                                            ------------     ------------       -----------

Partners' capital (deficit) - December 31, 1993              126,078,050      126,415,919          (337,869)

Net income                                                     5,685,890        5,572,171           113,719
Distributions                                                 (6,776,774)      (6,641,238)         (135,536)
                                                            ------------     ------------       -----------

Partners' capital (deficit) - December 31, 1994              124,987,166      125,346,852          (359,686)

Net income                                                     5,969,215        5,849,831           119,384
Distributions                                                 (6,776,774)      (6,641,238)         (135,536)
                                                            ------------     ------------       -----------

Partners' capital (deficit) - December 31, 1995             $124,179,607     $124,555,445       $  (375,838)
                                                            ============     ============       ===========



See accompanying notes to financial statements

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS

                                                                           Years Ended December 31,
                                                            ------------------------------------------------
                                                                 1995             1994             1993
                                                            ------------      -----------      ------------
Cash flows from operating activities:

   Interest received                                        $ 10,472,273      $ 9,720,452      $  9,856,931
   Loan made to property affiliate                              (721,266)               0                 0
   Fees and expenses paid                                     (1,749,628)      (1,766,476)       (1,534,070)
   Interest paid                                              (1,391,496)      (1,241,679)         (882,540)
                                                            ------------      -----------      ------------

Net cash provided by operating activities                      6,609,883        6,712,297         7,440,321
                                                            ------------      -----------      ------------

Cash flows from investing activities:

   Net (purchase) sale of temporary investments                  565,874         (415,114)         (485,040)
   Income deferred upon assumption of FMB
      obligations by new debtor                                        0          105,477                 0
                                                            ------------      -----------      ------------

   Net cash provided by (used in) investment activities          565,874         (309,637)         (485,040)
                                                            ------------      -----------      ------------

Cash flows from financing activities:

   Funds borrowed                                                      0                0        13,680,866
   Principal repayments on promissory note                        53,719                0                 0
   Repayment of loan payable                                           0                0           (45,620)
   Financing fees paid                                                 0                0          (639,147)
   Repayment of loan from affiliate                                    0                0        (3,000,000)
   Principal payment received on FMB                                   0          347,576                 0
   Distributions paid                                         (6,776,774)      (6,776,774)       (6,776,774)
   Loans made to affiliate, net                                        0                0       (10,126,000)
                                                            ------------      -----------      ------------

   Net cash used in financing activities                      (6,723,055)      (6,429,198)       (6,906,675)
                                                            ------------      -----------      ------------

   Net increase (decrease) in cash and
      cash equivalents                                           452,702          (26,538)           48,606

   Cash and cash equivalents at beginning of year                173,689          200,227           151,621
                                                            ------------      -----------      ------------

   Cash and cash equivalents at end of year                 $    626,391      $   173,689      $    200,227
                                                            ============      ===========      ============



                                   (continued)

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (continued)

                                                                           Years Ended December 31,
                                                            -----------------------------------------------
                                                                 1995             1994             1993
                                                            ------------      -----------       -----------
Schedule reconciling net income to net cash
   provided by operating activities

   Net income                                               $  5,969,215      $ 5,685,890       $ 4,135,774
                                                            ------------      -----------       -----------
   Adjustments to reconcile net income to net cash
   provided by operating activities:
   Amortization of valuation allowance                          (129,996)        (130,012)         (130,012)
   Amortization of deferred income                              (131,881)        (130,241)         (125,322)
   Amortization of deferred  bond selection fees                 150,055          150,056           150,056
   Amortization of deferred financing fees                       127,831          127,828           122,503
   Provision for loss on impairment of assets                    500,000        1,350,000         1,905,000
   Provision for uncollectible receivables                             0                0         1,276,000
   Changes in:
      Promissory notes receivable, net                           247,821          172,411           166,177
      Interest receivable                                        114,802          (53,569)         (192,137)
      Other assets                                                 2,852            1,678           147,873
      Deferred income                                           (247,821)        (172,411)         (166,177)
      Accounts payable and accrued expenses                        4,165         (179,984)          116,292
      Accrued interest expense                                         0          (84,821)           84,821
      Due to affiliates                                            2,840          (24,528)          (50,527)
                                                            ------------      -----------       -----------
   Total adjustments                                             640,668        1,026,407         3,304,547
                                                            ------------      -----------       -----------

Net cash provided by operating activities                   $  6,609,883      $ 6,712,297       $ 7,440,321
                                                            ============      ===========       ===========



See accompanying notes to financial statements

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993

NOTE 1 -  General

          Summit Tax Exempt Bond Fund, L.P. (the "Partnership"), a Delaware limited partnership, was formed on December 18, 1985 and will terminate on December 31, 2020 unless terminated sooner under the provisions of the Agreement of Limited Partnership (the "Partnership Agreement"). The Partnership was formed to invest in tax-exempt participating first mortgage revenue bonds ("FMBs") issued by various state or local governments or their agencies or authorities. The FMBs are secured by participating first mortgage loans on multi-family residential apartment projects (the "Properties"). The general partners of the Partnership (the "General Partners") are Prudential-Bache Properties, Inc. ("PBP") (a wholly-owned subsidiary of Prudential Securities Group, Inc.) and Related Tax Exempt Bond Associates, Inc. (the "Related General Partner"). Related BUC$ Associates, Inc. (the "Assignor Limited Partner"), which acquired and holds limited partnership interests on behalf of those persons who purchase Beneficial Unit Certificates ("BUC$"), has assigned to those persons substantially all of its rights and interest in and under such limited partnership interests. The Related General Partner and the Assignor Limited Partner are under common ownership. As of December 31, 1995, the Partnership had invested in a total of eleven FMBs.

NOTE 2 -  Summary of Significant Accounting Policies

          a) Basis of Accounting

             The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles.

             The preparation of financial statements in conformity with generally accepted accounting principles requires the General Partners to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          b) Participating first mortgage bonds and promissory notes receivable

             FMBs and promissory notes are carried at cost less a valuation allowance where appropriate. The Partnership periodically evaluates the collectibility of both interest and principal of these investments to determine whether they are impaired. An FMB or promissory note is considered to be impaired when, based on current information and events, it is probable that the Partnership will be unable to collect all amounts due according to the existing contractual terms. When an FMB or promissory note is considered to be impaired, the amount of the valuation allowance is determined by discounting the expected cash flows at the FMB's or promissory note's original effective interest rate, or, for practical purposes, at the estimated fair value of the collateral.

             The process of determining impairment and the appropriate level of the valuation allowance is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates. The cash flows used in this process are based on good faith estimates and assumptions developed by the Partnership's Management. Changes in market conditions and circumstances may occur which would cause these estimates and assumptions to change, which, in turn, could cause additional impairments. Thus, the Partnership may be required to provide for additional valuation allowances, which could be material, in subsequent years.

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993

NOTE 2 -  Summary of Significant Accounting Policies (continued)

             The Partnership's accounting policy for its FMBs and promissory notes conforms to Statement of Financial Accounting Standards 114 and 118, "Accounting by Creditors for Impairment of a Loan" (the Statements"), which the Partnership adopted in 1995. Adoption of the Statements did not have a material impact on the Partnership's financial position or results of operations. Prior to the adoption of the Statements, the Partnership classified FMBs as Assets Held for Sale when the original owner of the property and obligor of the FMB was replaced by an affiliate of the Related General Partner, who had not made an equity investment in the property. Because the Partnership has not declared default on these FMBs and has no present intention to do so, they have been reclassified as FMBs for all periods presented, in accordance with the Statements. Such FMBs were written down to the estimated fair value of the underlying properties at the time the original owners were replaced.

             Interest income is recognized at the stated rate when collectibility of future amounts is reasonably assured. Interest income from FMBs with modified terms where the collectibility of future amounts is uncertain is recognized based upon expected cash receipts.

          c) Temporary investments

             Temporary investments at December 31, 1995 represent tax-exempt Municipal Preferred Stock which are carried at cost which approximates market value. Temporary investments at December 31, 1994 represent tax-exempt floating rate municipal bonds which are carried at cost plus accrued interest which approximates market value.

          d) Cash and cash equivalents

             Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term instruments with an original maturity of three months or less, for which cost approximates market value.

          e) Income taxes

             The Partnership is not required to provide for, or pay, any Federal income taxes. Income tax attributes that arise from its operations are passed directly to the BUC$holders. The Partnership may be subject to other state and local taxes in jurisdictions in which it operates.

          f) Profit and loss allocations and distributions

             Net profits or losses and distributions are allocated 98% to the BUC$holders and 2% to the General Partners in accordance with the Partnership Agreement.

          g) Deferred bond selection fees

             The General Partners were paid bond selection fees (equal to 2% of the gross proceeds from the initial offering) for evaluating and selecting FMBs, negotiating the terms of mortgage loans and coordinating the development effort with property developers and government agencies. These fees have been capitalized and are being amortized over the terms of the FMBs. The accumulated amortization as of December 31, 1995 and 1994 was approximately $1,383,000 and $1,233,000, respectively.

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993

NOTE 2 -  Summary of Significant Accounting Policies (continued)

          h) Deferred financing fees

             Financing fees incurred in connection with the Partnership's credit facility were capitalized and are being amortized over five years (the life of the credit facility). The accumulated amortization at December 31, 1995 and 1994 was approximately $378,000 and $251,000, respectively.

          i) Reclassifications

             Certain reclassifications have been made to prior year amounts to conform to the current year's presentation.

NOTE 3 -  Participating First Mortgage Bonds

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

          Unless otherwise modified, the principal of the FMBs will not be amortized during their respective terms (which range from 17 to 24 years) and will be required to be repaid in lump sum "balloon" payments at the expiration of the respective terms or at such earlier times as the Partnership may require pursuant to the bond documents, The Partnership has a right to require redemption of the FMBs approximately twelve years after their issuance. The Partnership anticipates holding the FMBs for approximately 12 to 15 years from the date of issuance; however, it can and may elect to hold until maturity.

          In addition to the stated base interest rates ranging from 5.23% to 8.50% per annum, each of the FMBs which have not been modified provides for "contingent interest" consisting of (a) an amount equal to 50% to 100% of net property cash flow and 50% to 100% of net sale of refinancing proceeds until the borrower has paid, during the post-construction period, annually compounded interest at a rate ranging from 8.875% to 9.34% on a cumulative basis, and thereafter (b) an amount equal to 25% to 50% of the remaining net property cash flow and 25% to 50% of remaining net sale or refinancing proceeds until the borrower has paid interest at a simple annual rate of 16% over the term of the FMB. Both the stated and contingent interest are exempt from federal income taxation.

          In order to protect the tax-exempt status of the FMBs, the owners of the Properties are required to enter into certain agreements to own, manage and operate such Properties in accordance with the requirements of the Internal Revenue Code.

          Effective with the May 1, 1995 payment date, the Sunset Terrace FMB has made payments based on the monthly net cash flow generated by the operations of the underlying property in accordance with the agreement outlined below. Effective as of August 1, 1995, the obligor of the Sunset Terrace FMB entered into a forbearance agreement. In accordance with the terms of this agreement, the obligor of the FMB is paying debt service on the FMB to the extent of cash flow generated by the underlying property. The difference between the pay rate and the stated rate of this FMB is deferred and payable out of available future cash flow. In addition, pursuant to the agreement, the obligor has replaced the property manager and leasing agent with a new property manager who is an affiliate of the Related General Partner. Other terms of the agreement call for the deed to be transferred to the

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993

NOTE 3 -  Participating First Mortgage Bonds (continued)

Partnership or its designee no later than January 30, 1997 should the obligor be unable to bring the FMB fully current on all interest due and payable (including deferred base interest) on or before that date. These and other obligations are secured by a guarantee from an affiliate of the obligor.

          In November 1989, a $600,000 settlement was reached between the previous developer of High Pointe Club Apartments and USF&G, the construction performance bonding company for the High Pointe property. Prior to this settlement, the previous developer agreed to place the settlement proceeds in escrow later to be shared with the subsequent developer ("Greenhill Project Investors, Inc.") or its successors and assigns pursuant to an arbitration proceeding. On April 23, 1993, the previous developer agreed to release the escrowed funds to RHA Inv., Inc. ("RHA"), the successor to Greenhill Project Investors, Inc. In April 1995, RHA paid to the Partnership approximately $721,0000 consisting of the settlement proceeds plus accrued interest. These funds were applied as partial payment toward accrued and unpaid interest due under the High Pointe Club FMB.

          During April 1995, the Partnership made a loan in the amount of approximately $721,000 to the new owner of the Cypress Run property toward payment of delinquent 1992 and 1993 property taxes. This loan is self-amortizing over three years and carries an 8.5% annual interest rate. This loan was recorded in income as a reduction of interest income from FMBs because the Cypress Run FMB is paying interest on a cash flow basis.

          On April 1, 1994, Mansion Apartment Project Investors, Inc. ("MAPI"), an affiliate of the Related General Partner who replaced the original developer of The Mansion property, sold the ownership interest in the property to an unrelated third party for $700,000 in cash and the assumption of the obligation under the Partnership's $19,450,000 FMB as well as a $400,000 second mortgage note payable to a lender affiliated with the Related General Partner taken by assignment from the seller. Notwithstanding the assumption of the FMB, the General Partners agreed to forbear on the Partnership's rights and remedies in declaring an interest payment default under the FMB loan documents provided the new borrower made minimum monthly interest payments to the Partnership equal to approximately $81,000 per month (5% per annum) together with payments to a replacement reserve escrow account of approximately $4,500 per month and complied with all other covenants and obligations.

          Effective October 18, 1994, The Mansion FMB was modified. The modification provides for a base pay rate of 5.23%. In addition, the contingent interest feature has been changed. Under the modified FMB, an additional .386% per year (primary contingent interest) is due and payable from 100% of cash flow above the base pay rate. If not paid, the difference between the minimum pay rate and the primary contingent interest rates is deferred and is payable from future cash flow and sale or refinancing proceeds. Remaining cash flow and sale or refinancing proceeds, if any, are paid to the Partnership in an amount equal to 35% of net cash flow until the borrower receives a 12.5% cumulative return on its investment together with the return of the initial investment. Then, the Partnership is entitled to 50% of remaining cash flow and net sale or refinancing proceeds until the owner has paid interest at a cumulative annual rate of 16%. Notwithstanding The Mansion owner's obligations to pay amounts due as primary contingent interest, the Partnership has agreed, until 1998, that the obligation to pay such amounts will be considered satisfied subject to those amounts being contributed by The Mansion's owner toward certain designated repairs to the property. The Mansion's owner will nevertheless be obligated to pay amounts due from remaining cash flow if available above the primary contingent interest rate.

          The net cash proceeds from the sale of the ownership interest in The Mansion by MAPI of approximately $105,000 (net of a $400,000 escrow for certain repairs, a $50,000 second mortgage note principal payment, and closing costs), paid to the Partnership to reduce accrued and unpaid interest, was recorded by the Partnership as deferred income and is being amortized as interest income over the remaining life of The Mansion

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993

NOTE 3 -  Participating First Mortgage Bonds (continued)

FMB. The balance of the deferred income relating to The Mansion FMB was approximately $94,000 at December 31, 1995. All other accrued and unpaid interest on The Mansion FMB which previously had been reserved for financial statement purposes was forgiven.

          In June 1992, the partnership made a $320,000 second mortgage loan to the owner of the property underlying the Cypress Run FMB for the payment of 1991 property taxes. This loan required monthly interest only payments at a rate of 8.5% per annum with the principal due on July 1, 1994. Interest payments on the loan as well as the FMB were current through June 1994; however, due to bankruptcy, the loan remains outstanding and the borrower has been notified of the default (see below for discussion of borrower's bankruptcy filing). An allowance for possible loss was established for this loan in 1993.

          As a result of the failure to pay 1992 and 1993 real estate taxes, the Partnership initiated steps to enforce its rights and remedies of the Cypress Run property in July 1994. These remedies include acceleration of the loan and a $350,000 draw on an irrevocable letter of credit issued of behalf of the owner of Cypress Run as security relating to obligations under the Rental Performance Agreement. Pursuant to the terms of the bond documents, approximately $348,000 of the proceeds received from the draw on the letter of credit has been recorded as a reduction of the FMB with the balance applied as interest. In response, on July 15, 1994, the owner of the property filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code and continued to operate the property as a debtor-in-possession. The bankruptcy filing operated as a stay against the enforcement of the Partnership's remedies which include foreclosure. At the initial hearing, the court consented, among other things, to allow the Partnership to receive monthly net cash flow generated by the property as its debt service payments for at least the initial 120 days of the proceedings.

          On November 10, 1994, an Order Modifying Stay together with a Settlement Stipulation was entered by the Court which granted the Partnership relief from the Automatic Stay. This order became effective on March 31, 1995 unless a sale of the property, subject to the Partnership's approval, was closed beforehand. The Partnership continues to receive the monthly net cash flow generated by the property as payment toward debt service.

          On March 31, 1995, pursuant to the Court Order, ownership of the Cypress Run property was transferred to an affiliate of the Related General Partner. The affiliate has not made an equity investment in the underlying property; however, it will assume the day-to-day responsibilities and obligations of operating the property.

          Due to the failure to pay 1990 and 1991 property taxes and interest from March to August 1992, the Partnership instituted foreclosure proceedings against Greenway Manor. On July 20, 1992, the Greenway partnership filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. Pursuant to a 1992 court order, the receiver paid the Partnership the cash flow remaining after paying past due taxes, paying operating costs and escrowing for 1992 taxes. On June 30, 1993, the court dismissed the bankruptcy proceeding at which time the owner of the property and obligor under the FMB agreed to transfer the deed-in-lieu of foreclosure to an affiliate of the Related General Partner. A $550,000 provision for impairment of assets was recorded during the year ended December 31, 1993 based on an estimate of the value of the underlying property.

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993

NOTE 3 -  Participating First Mortgage Bonds (continued)

          On May 31, 1992, Clarendon Hills Investor, Inc. ("CHI"), an affiliate of the Related General Partner who had replaced the developer of the Clarendon Hills property, sold its ownership interest in the property to an unrelated third party (the "Purchaser") for $26,200,000. The Purchaser paid $2,000,000 in cash, assumed the $17,600,000 obligation of the Partnership's FMB and issued a $6,600,000 promissory note to CHI which in turn was assigned to the Partnership. The $6,600,0000 promissory note bears interest at the rate of 8.0% per annum payable in equal monthly installments until December 2003 at which time the entire unpaid principal and interest will be due and payable. The $1,441,209 in net cash proceeds of the sale (net of certain closing costs), paid by CHI to the Partnership to reduce accrued and unpaid interest, was recorded by the Partnership as deferred income and is being amortized as interest income from FMBs over the remaining life of the Clarendon Hills FMB. The balance of the deferred income relating to the Clarendon Hills FMB was approximately $992,000 and $1,117,000 at December 31, 1995 and 1994, respectively. All other accrued and unpaid interest on the Clarendon Hills FMB was forgiven.

          In connection with the sale of the Clarendon Hills property by CHI, the FMB collateralized by the property was modified to provide for, among other things: the discharge of all accrued and unpaid interest relating to a previous owner (which for financial statement purposes had been fully reserved); a reduction of the base interest rate to 5.52% per annum on the $17,600,000 FMB; and a further reduction of the base interest during the first four years from closing of an amount equal to 50% of the increase in property taxes (if any) over the fiscal 1992 property tax bill resulting solely from this sale (limited to $35,000 per annum). In addition, the contingent interest feature was modified to assign annual cash flow as follows: (1) to pay the Partnership its 5.52% base rate of the FMB and to pay the 8.0% interest owed on the promissory note; (2) to assign the Purchaser the next $220,000 representing return on its investment; and then (3) to pay the Partnership 65% of cash flow until the Partnership receives an interest rate equal to 8.25% per annum on $24,200,000 ($17,600,000 FMB and $6,600,000 promissory note) for each respective year on a non-cumulative basis. Any remaining cash flow is then shared 65% by the Purchaser and 35% by the Partnership.

          The FMBs for the East Ridge and Martin's Creek properties were modified in 1990 when the equity interest in the properties and the related obligations of the FMBs were sold by an affiliate of the Related General Partner to an unrelated third party. The modifications provide for the minimum pay rate increases from 6.0% per annum in 1990 to 7.5% per annum in March 1996. Beginning in March 1997, the pay rate will be 8.25% per annum. The difference between the minimum interest rate and the original stated rate is deferred and is payable out of available future cash flow. As part of this modification, the Partnership received $950,000 in 13% second mortgage notes with monthly interest and principal payments through December 1996. These notes are also partially secured by letters of credit. Deferred income equal to the amount of the promissory note was recorded in the statements of financial condition. As a result of this transaction, income is realized only as and when the Partnership receives payment on the promissory notes. The balances of both the promissory notes and deferred income was approximately $57,000 and $251,000 at December 31, 1995 and 1994, respectively. There was no loss recorded on this transaction because the valuation allowance previously established for these FMBs was in excess of the concessions granted. At December 31, 1995 and 1994, the allowance relating to debt restructuring was approximately $296,000 and $366,000, respectively. Such allowance is accreted as interest income over the remaining term of the FMBs as long as the estimated fair value of the underlying properties is in excess of the carrying value of the related FMB.

          During 1991, a forbearance agreement was finalized with the owners of the North Glen property. The General Partners further modified the North Glen forbearance agreement on April 1993 to allow the owner to make debt payments at a pay rate of 6.0% per annum through December 1995 at which time the rate is scheduled to increase to the stated rate of 8.5% per annum.

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993

NOTE 3 -  Participating First Mortgage Bonds (continued)

          The pay rate for the Thomas Lake property is scheduled to increase in annual increments to the original stated rate of 8.5% in December 1996.

          In May 1992, Summit Tax Exempt Funding Corp., an affiliate of the Partnership, made a loan in the amount of $220,000 secured by a second mortgage on the Thomas Lake Property toward the payment of past due property taxes. In January 1993, this loan was assigned to the Partnership as part of the transaction in which the Partnership obtained a new credit facility. The loan requires interest only payments at the Citibank, N.A. prime rate (8.5% at December 31, 1994) plus 2.0% per annum, payable monthly. Principal was due in full on April 15, 1995 but the loan was modified and extended. The modified loan is self-amortizing over thirty months at an 8.5% interest rate.

          During 1992, a forbearance agreement was finalized with the owner of the Sunset Terrace property. Terms of the agreement call for a reduced pay rate of 7.0% per annum through May 1993 with scheduled annual increments to the original stated rate of 8.0% per annum in May 1996.

          In 1992, the Partnership loaned approximately $220,000, in the aggregate, to the owners of The Mansion and Cedar Creek properties to enable them to pay property taxes. The loans were self-amortizing over two years with interest at 8.5% per annum beginning June 1992. These loans were recorded in operating results as a reduction in income from assets held for sale in 1992 because the FMBs were paying interest on a cash flow basis. Subsequent principal payments relating to these loans were recorded as income. These loans were fully repaid in the second quarter of 1994.

          For several properties collateralizing FMBs (High Pointe Club securing an $8,900,000 FMB; Greenway Manor, securing a $12,850,000 FMB and Cedar Creek, securing an $8,100,000 FMB) the original owners of the underlying properties and obligors of the FMBs were replaced by affiliates of the Related General Partner who have not made equity investments in the underlying properties. These entities have assumed the day-to-day responsibilities and obligations of operating the underlying properties. Buyers are being sought who would make equity investments in the underlying properties and assume the nonrecourse obligations for the FMB's. Although these properties are not producing sufficient cash flow to fully service the debt, the Partnership has no present intention to declare a default on these FMBs. A $1,355,000 provision for impairment was recorded during 1993 based on an estimate of the value of the underlying property of one the above FMBs.

          The difference between the stated interest rates and the rates paid on certain FMBs is not accrued for financial statement purposes, although it is deferred and payable from available future cash flow and sale or refinancing proceeds. Interest income relating to these FMBs of approximately $1,571,000, $1,707,000, and $1,639,000 was not recorded for the years ended December 31, 1995, 1994 and 1993, respectively.

          The determination as to whether it is in the best interest of the Partnership to enter into forbearance agreements on the FMBs or, alternatively, to pursue its remedies under the loan documents, including foreclosure, is based upon several factors. These factors include, but are not limited to, property performance, owner cooperation and projected legal costs.

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993

NOTE 3 -  Participating First Mortgage Bonds (continued)

          The following FMB's interest income exceeded 15% of the Partnership's total revenue for one or more of the three years in the period ended December 31, 1995:

                                            1995            1994          1993
          Cypress Run                        *               17%           17%
          The Mansion                        *               16%            *

          *FMB's interest income was less than 15% of the Partnership's total revenue for the year.

          At December 31, 1995, the estimated fair value of the FMBs was $123,600,000. This estimate is based on the projected cash flows of the FMBs and a market interest rate for similar tax-exempt financing as of December 31, 1995. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. This estimate is subjective in nature and involves uncertainties and matters of significant judgment. Changes in assumptions could significantly affect estimates. Due to the property-specific nature of the FMBs and the lack of a ready market for such investments, this fair value estimate does not necessarily represent the amount which the Partnership could realize upon a current sale of its investments.

          As of December 31, 1995, the Partnership has classified FMBs with a recorded investment totaling $66,795,978 as impaired in accordance with the definition in Note 2.b. A valuation allowance has been provided for FMBs comprising $25,752,428 of this amount; the Partnership has determined that the remainder do not require a valuation allowance at December 31, 1995. Interest income of approximately $4,476,000 was recognized on loans classified as impaired during 1995.

          The total valuation allowance relating to FMBs was $1,850,000 at December 31, 1995. $1,350,000 of this amount was recorded in 1994 and $500,000 in 1995. The Partnership also maintains a valuation allowance for its promissory notes, which totals $1,276,000 at December 31, 1995 and was recorded in 1993.

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993

NOTE 3 -  Participating First Mortgage Bonds (continued)

          Descriptions of the various FMBs owned by the Partnership at December 31, 1995 are as follows:

                                                       Average               Minimum          Stated
                                                     Interest Rate          Pay Rate at       Interest
Property                   Location                  Paid in 1995*      December 31,1995*     Rate*
- --------                   --------                  -------------      -----------------     -----
The Mansion                Independence, MO               5.70%(B)             5.52%          5.23%
Martin's Creek             Summerville, SC                7.00 (D)             7.25           8.25
East Ridge                 Mt. Pleasant, SC               6.90 (D)             7.25           8.25
High Pointe Club           Harrisburg, PA                 6.10                 (A)            8.50
Cypress Run                Tampa, FL                      6.70                 (A)            8.50
Thomas Lake                Eagan, MN                      8.30 (C)             8.25           8.50
North Glen                 Atlanta, GA                    6.00                 8.50           8.50
Greenway Manor             St. Louis, MO                  8.60 (C)             8.50           8.50
Clarendon Hills            Hayward, CA                    5.52                 5.52           5.52
Cedar Creek                McKinney, TX                   6.60                 (A)            8.50
Sunset Terrace             Lancaster, CA                  6.10                 (A)            8.00



Property                    Call Date      Maturity Date       Face Amount      Carrying Amount
- --------                    ---------      -------------       -----------      ---------------
The Mansion                 Dec. 2004        May 2010           $ 19,450,000       $ 17,600,000
Martin's Creek              Mar. 2000        May 2010              7,300,000          7,040,626
East Ridge                  Mar. 2000        May 2010              8,700,000          8,406,902
High Pointe Club            June 1998        June 2006             8,900,000          7,545,000
Cypress Run                 Aug. 1998        Aug. 2006            15,402,428         15,402,428
Thomas Lake                 Aug. 1998        Aug. 2006            12,975,000         12,975,000
North Glen                  Aug. 1998        Aug. 2008            12,400,000         12,400,000
Greenway Manor              Oct. 1998        Sept. 2006           12,850,000         12,300,000
Clarendon Hills             Dec. 2003        Dec. 2003            17,600,000         17,600,000
Cedar Creek                 Dec. 1998        Dec. 2006             8,100,000          7,798,550
Sunset Terrace              Feb. 1999        Feb. 2007            10,350,000         10,350,000
                                                                ------------       ------------
                                                                $134,027,428        129,418,506
                                                                ============

                             Less:  Allowance for loss on impairment of assets       (1,850,000)
                                                                                   ------------

                             Carrying Amount                                       $127,568,506
                                                                                   ============


*The rate paid represents the interest recorded by the Partnership while the stated rate represents the coupon rate of the FMB and the minimum pay rate represents the minimum rate payable pursuant to the applicable forbearance agreement, if any.

(A)  Pay rate is based on the net cash flow generated by the property.

(B) Includes contingent interest paid during the year ended December 31, 1995.

(C)  Includes receipt of deferred base interest related to prior periods.

(D) The actual pay rate is adjusted as of the property's fiscal year-end based on audited financials to no less than the minimum pay rate.

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993

NOTE 4 -  Loan Payable

          On January 15, 1993, the Partnership entered into a loan agreement with an unaffiliated lender for a $15,000,000 credit facility with a maturity date of January 14, 1998 and an option to extend for two years for an additional fee. The debt service requirements include monthly interest only payments with a variable interest rate equal to the 30-day commercial paper interest rate (5.85% and 5.90% at December 31, 1995 and 1994, respectively plus 4.05% with principal due at maturity. The facility is collateralized by a pledge of the FMBs and associated collateral of East Ridge, Martin's Creek, The Mansion, Thomas Lake and Sunset Terrace. The initial proceeds from this facility were used to repay a $10,000,000 credit facility guaranteed by the Partnership, to repay a $3,000,000 noninterest-bearing working capital loan made to the Partnership from the Related General Partner and to pay associated closing costs. The $10,000,000 credit facility had been used to pay for costs incurred to complete construction of the properties securing the High Pointe Club and Clarendon Hills FMBs and to fund a loan toward the payment of property taxes on the Thomas Lake property. The $3,000,000 working capital loan was used to supplement distributions commencing with the fourth quarter 1988 distribution. The unused portion of the Partnership's $15,000,000 credit facility is to be used for future working capital requirements and other cash requirements, as necessary, subject to the approval of the lender.

          In conjunction with the Partnership's credit facility and the repayment of the previously existing $10,000,000 credit facility, the Partnership was assigned nonrecourse notes in the amount of $6,600,000, $3,180,000 and $220,000 from the Clarendon Hills, High Pointe Club and Thomas Lake properties, respectively. The Clarendon Hills promissory note, secured by a deed of trust, requires monthly interest only payments of 8.0% per annum with the principal due on December 1, 2003. The unsecured High Pointe Club note also requires monthly interest only payments of 8.0% per annum with the principal due on December 31, 2003. Since the High Pointe Club property is paying interest on a cash flow basis, interest on the promissory note is only recorded when cash flow is received in excess of the stated rate. No interest on the High Pointe Club promissory note has been received or recorded through December 31, 1995. The assigned High Pointe Club note is subordinate to the High Pointe Club FMB and has been fully reserved. The Thomas Lake promissory note in the principal amount of $220,000, which is secured by a second mortgage on the property, matured in April 1995 and was modified and extended. The modified loan is self-amortizing over thirty months at an 8.5% interest rate. Clarendon Hills and Thomas Lake promissory notes are current on the interest payments through December 31, 1995.

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993

NOTE 5 -  Income Taxes

          Following is a reconciliation of net income for financial statement purposes with net income for Federal income tax reporting purposes:

                                                                                 1995                  1994                 1993
                                                                              -----------          -----------          -----------
Net income per financial statements                                           $ 5,969,215          $ 5,685,890          $ 4,135,774
  Provision for loss on impairment of assets                                      500,000            1,350,000            1,905,000
  Provision for uncollectible receivable                                                0                    0              830,000
  Uncollected interest on FMBs                                                  1,570,781            1,707,305            1,693,376
  Property tax loan deferred for tax reporting
    purposes, net                                                                       0                    0              325,969
  Nondeductible interest expense                                                  374,452              311,255              247,524
  Uncollected interest on promissory notes                                        254,400              254,400              243,248
  Amortization of bond selection fees                                             150,055              150,056              150,056
  Amortization of valuation allowance
    on FMBs                                                                      (130,001)            (130,012)            (130,012)
  Loss from debt restructure                                                            0           (3,632,747)                   0
  Other, net                                                                      (84,697)            (196,913)            (224,618)
                                                                              -----------          -----------          -----------
Net income for tax purposes                                                   $ 8,604,205          $ 5,499,234          $ 9,176,317
                                                                              ===========          ===========          ===========

          Net income for tax purposes is generally exempt from Federal income tax. The differences between the tax and book bases of partners' capital are primarily attributable to the cumulative effect of the book to tax income adjustments and the recording of distributions.

          Effective October 1, 1995 the Related General Partner has assumed from PBP, the responsibilities and duties of the Tax Matters Partner as defined in the Partnership Agreement.

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993

NOTE 6 -  Related Parties

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

                                                                1995           1994             1993
                                                            ----------     ----------       ----------
          Prudential-Bache Properties, Inc.
            and affiliates
            General and administrative                      $   93,392     $   93,000       $  108,729
            Management fee                                     335,937        335,937          335,937
                                                            ----------     ----------       ----------

                                                               429,329        428,937          444,666
                                                            ----------     ----------       ----------

          Related Tax Exempt Bond Associates, Inc.
            and affiliates
            General and administrative                          39,723         28,246           41,427
            Management fee                                     335,938        335,938          335,938
            Loan servicing fees                                335,068        335,938          335,938
                                                            ----------     ----------       ----------

                                                               710,729        700,122          713,303
                                                            ----------     ----------       ----------

                                                            $1,140,058     $1,129,059       $1,157,969
                                                            ==========     ==========       ==========

          The General Partners are paid, in aggregate, an annual management fee equal to .5% of the total invested assets (which equals the original face amount of the total FMBs).

          An affiliate of the Related General Partner receives loan servicing fees in the amount of .25% per annum of the principal amount outstanding on mortgage loans serviced by the affiliate.

          A division of Prudential Securities Incorporated ("PSI"), an affiliate of PBP, is responsible for the purchase, sale, and safekeeping of the Partnership's temporary investments. This account is maintained in accordance with the Partnership Agreement. In addition, PSI owns 2,600 BUC$ at December 31, 1995.

          Several executive officers and directors of the Related General Partner own less than 1% of the outstanding BUC$.

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993

NOTE 7 -  Contingencies

          On or about October 18, 1993, a putative class action, captioned Kinnes et al. v. Prudential Securities Group, Inc. et al. (93 Civ. 654), was filed in the United States District Court for the District of Arizona, purportedly on behalf of investors in the Partnership against the Partnership, PBP, PSI and a number of other defendants. On November 16, 1993, a putative class action captioned Connelly et al. v. Prudential-Bache Securities Inc. et al. (93 Civ. 713), was filed in the United States District Court for the District of Arizona, purportedly on behalf of investors in the Partnership against the Partnership, PBP, Prudential Securities Incorporated and a number of other defendants. On January 3, 1992, a putative class action, captioned Levine
v. Prudential-Bache Properties Inc. et al. (92 Civ. 52), was filed in the United States District Court for the Northern District of Illinois purportedly on behalf of investors in the Partnership against the General Partners, PSI and a number of other defendants. Subsequently the Related General Partner exited the Levine litigation by way of settlement.

          By order dated April 14, 1994, the Judicial Panel on Multidistrict Litigation transferred the Kinnes case, by order dated May 4, 1994, the Connelly case, and by order dated July 13, 1994, the Levine case, to a single judge of the United States District Court for the Southern District of New York and consolidated for pretrial proceedings under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation (MDL Docket No. 1005). On June 8, 1994 plaintiffs in the transferred cases filed a complaint that consolidated the previously filed complaints and named as defendants, among others, PSI, certain of its present and former employees and the General Partners. The Partnership was not named a defendant in the consolidated complaint, but the name of the Partnership was listed as being among the limited partnerships at issue in the case.

          On August 9, 1995 PBP, PSI and other Prudential defendants entered into a Stipulation and Agreement of Partial Compromise and Settlement with legal counsel representing plaintiffs in the consolidated actions. The court preliminarily approved the settlement agreement by order dated August 29, 1995 and, following a hearing held November 17, 1995, found that the agreement was fair, reasonable, adequate and in the best interests of the plaintiff class. The court gave final approval to the settlement, certified a class of purchasers of specific limited partnerships, including the Partnership, released all settled claims by members of the class against the PSI settling defendants and permanently barred and enjoined class members from instituting, commencing or prosecuting any settled claim against the released parties. The full amount due under the settlement agreement has been paid by PSI. The consolidated action remains pending against the Related General Partner and certain of its affiliates.

          The Related General Partner believes it has meritorious defenses to the consolidated complaint and intended to vigorously defend against this action.

NOTE 8  -     Selected Quarterly Financial Data (unaudited)

                                                              1995 Quarter ended
                                             -------------------------------------------------
                                               March 31     June 30   September 30 December 31
                                             ----------   ----------   ----------   ----------
Interest income from participating
  first mortgage bonds                       $2,359,498   $2,320,794   $2,274,988   $2,291,156
                                             ==========   ==========   ==========   ==========
Provision for loss on impairment of assets   $        0   $        0   $        0   $  500,000
                                             ==========   ==========   ==========   ==========
Net income                                   $1,689,483   $1,562,255   $1,590,145   $1,127,332
                                             ==========   ==========   ==========   ==========
Net income per BUC                           $     0.21   $     0.19   $     0.20   $     0.14
                                             ==========   ==========   ==========   ==========


                                                            1994 Quarter ended
                                             -------------------------------------------------
                                               March 31     June 30   September 30 December 31
                                             ----------   ----------   ----------   ----------
Interest income from participating
  first mortgage bonds                       $2,413,662   $2,399,131   $2,148,302   $2,415,695
                                             ==========   ==========   ==========   ==========
Provision for loss on impairment of assets   $        0   $        0   $        0   $1,350,000
                                             ==========   ==========   ==========   ==========
Net income                                   $1,914,411   $1,870,368   $1,594,240   $  306,871
                                             ==========   ==========   ==========   ==========
Net income per BUC                           $     0.24   $     0.23   $     0.20   $     0.04
                                             ==========   ==========   ==========   ==========


NOTE 9  -     Subsequent Events

             In February 1996, distributions of approximately $1,660,000 and $34,000 were paid to the BUC$holders and General Partners, respectively, for the quarter ended December 31, 1995.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

             The Registrant has no directors or executive officers. The Registrant's affairs are managed and controlled by the General Partners. Certain information concerning the directors and officers of the General Partners are set forth below.

             The Related General Partner assumed the responsibility of the Tax Matters Partner as of October 1, 1995.

Prudential-Bache Properties, Inc.

             PBP and its directors and executive officers, and any persons holding more than ten percent of the Registrant's BUC$ are required to report their initial ownership of such BUC$ and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 and 5. Such executive officers, directors and persons who own greater than ten percent of the Registrant's BUC$ are required by Securities and Exchange Commission regulations to furnish the Registrant with copies of all Forms 3, 4 or 5 they file. All of these filing requirements were satisfied on a timely basis for the current year. In making these disclosures, the Registrant has relied solely on written representations of PBP's directors and executive officers and persons who own greater than ten percent of the Registrant's BUC$ or copies of the reports they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year.

              The directors and executive officers of PBP with regard to managing the Registrant are as follows:


  Name                              Position
  ----                              --------
  Thomas F. Lynch, III              President, Chief Executive Officer, Chairman of the
                                    Board of Directors and Director

  Barbara J. Brooks                 Vice President-Finance and Chief Financial Officer

  Eugene D. Burak                   Vice President

  Chester A. Piskorowski            Vice President

  Frank W. Giordano                 Director

  Nathalie P. Maio                  Director

             THOMAS F. LYNCH, III, age 37, is the President, Chief Executive Officer, Chairman of the Board of Director, and a Director of PBP. He is a Senior Vice President of Prudential Securities Incorporated ("PSI"), an affiliate of PBP. Mr. Lynch also serves in various capacities for other affiliated companies. Mr. Lynch joined PSI in November 1989.

             BARBARA J. BROOKS, age 47, is the Vice President-Finance and Chief Financial Officer of PBP. She is a Senior Vice President of PSI. Ms. Brooks also serves in various capacities for other affiliated companies. She has held several positions within PSI since 1983. Ms. Brooks is a certified public accountant.

             EUGENE D. BURAK, age 50, is a Vice President of PBP. He is a First Vice President of PSI. Prior to joining PSI in September 1995, he was a management consultant for three years and was with Equitable Capital Management Corporation from March 1990 to May 1992. Mr. Burak is a certified public accountant.

             CHESTER A. PISKOROWSKI, age 52, is a Vice President of PBP. He is a Senior Vice President of PSI and is the Senior Manager of the Specialty Finance Asset Management area. Mr. Piskorowski has held several positions within PSI since April 1972. Mr. Piskorowski is a member of the New York and Federal Bars.

             FRANK W. GIORDANO, age 53, is a Director of PBP. He is a Senior Vice President of PSI and an Executive Vice President and General Counsel of Prudential Mutual Fund Management, Inc., an affiliate of PSI. Mr. Giordano also serves in various capacities for other affiliated companies. He has been with PSI since July 1967.

             NATHALIE P. MAIO, age 45, is a Director of PBP. Ms. Maio is a Senior Vice President and Deputy General Counsel of PSI and supervises non-litigative legal work for PSI. She joined the Law Department of PSI in 1983, presently, she also serves in various capacities for other affiliated companies.

             James M. Kelso ceased to serve as President, Chief Executive Officer, Chairman of the Board of Directors and Director effective June 30, 1995. Effective June 30, 1995, Thomas F. Lynch, III was elected President, Chief Executive Officer, Chairman of the Board of Directors and Director. Robert J. Alexander ceased to serve as Vice President effective August 25, 1995. Eugene D. Burak was elected Vice President effective October 9, 1995.

             There are no family relationships among any of the foregoing directors or executive officers. All of the foregoing directors and executive officers have indefinite terms.

The Related General Partner

             Based on a review of Forms 3 and 4 and amendments thereto furnished to the Registrant pursuant to Rule 16a-3(e) during its most recent fiscal year and Form 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year and written representations pursuant to Item 405(b)(2)(i) of Regulation S-K, neither the Related General Partner nor its directors or officers or beneficial owners of more than 10% of the Units, failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

             The directors and executive officers of the Related General Partner with respect to the Partnership and their positions with the Related General Partner are as follows:

   Name                                            Position
   ----                                            --------
   J. Michael Fried                                President and Director

   Stuart J. Boesky                                Vice President

   Alan P. Hirmes                                  Vice President

   Lawrence J. Lipton                              Treasurer

   Stephen M. Ross                                 Director

   Lynn A. McMahon                                 Secretary

             J. MICHAEL FRIED, 51, is President and a Director of the Related General Partner. Mr. Fried is President, a Director and a principal shareholder of Related Capital Company ("Capital"), a real estate finance and acquisition affiliate of the Related General Partner. In that capacity, he is the chief executive officer of Capital, and is responsible for initiating and directing all of Capital's syndication, finance, acquisition and investor reporting activities. Mr. Fried practiced corporate law in New York City with the law firm of Proskauer Rose Goetz & Mendelsohn from 1974 until he joined Capital in 1979. Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude; from Long Island University Graduate School with a Master of Science degree in Psychology; and from Michigan State University with a Bachelor of Arts degree in History.

             STUART J. BOESKY, 39, is a Vice President of the Related General Partner. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital where he presently serves as Managing Director. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow, Richard & Rothstein and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State University School of Law with a Juris Doctor degree. He then received a Master of Law degree in Taxation from Boston University School of Law.

             ALAN P. HIRMES, 41, is a Vice President of the Related General Partner. Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Prior to joining Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., certified public accountants. Mr. Hirmes is also a Managing Director of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

             LAWRENCE J. LIPTON, 39, is Treasurer of the Related General Partner. Mr. Lipton has been a Certified Public Accountant in New York since 1989. Mr. Lipton is also Controller of The Related Companies, L.P. ("Related"), an affiliate of Capital. Prior to joining Related in 1991, Mr. Lipton was employed by Deloitte & Touche LLP from 1987-1991. Mr.. Lipton graduated from Rutgers College with a Bachelor of Arts degree and from Baruch College with a Masters of Business Administration degree.

             STEPHEN M. ROSS, 55, is a Director of the Related General Partner. Mr. Ross is President of The Related Companies, L.P. He graduated from The University of Michigan with a Bachelor of Business Administration degree and from Wayne State University School of Law. Mr. Ross then received a Master of Law degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed The Related Companies, Inc. in 1972, to develop, manage, finance and acquire subsidized and conventional apartment developments. To date, The Related Companies, Inc. has developed multi-family properties totaling in excess of 25,000 units, all of which it manages.

             LYNN A. McMAHON, 40, is Secretary of the Related General Partner. Since 1983, she has served as Assistant to the President of Capital. From 1978 to 1983 she was employed at Sony Corporation of America in the Government Relations Department.

             There are no family relationships among any of the foregoing directors or officers. All of the foregoing officers and/or directors have indefinite terms.

Item 11.     Executive Compensation.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

             As of March 1, 1996, the directors and officers of the Related General Partner directly or indirectly own 99.97% of the voting securities of the Related General Partner; however, no director or officer of either General Partner owns directly or beneficially any interest in the voting securities of PBP.

             As of March 1, 1996, directors and officers of the Related General Partner own directly or beneficially BUC$ issued by the Registrant as follows:

Title of            Name of           Amount and Nature of
Class     Directors and Officers      Beneficial Ownership      Percent of Class
- -----     ----------------------      --------------------      ----------------
BUC$         Alan P. Hirmes                1,200 BUC$                   *
BUC$         J. Michael Fried             25,000 BUC$                   *
BUC$         Stuart J. Boesky              4,000 BUC$                   *
                                         -----------
                                         30,200 BUC$
                                         ===========

* Less than 1% of the BUC$ issued by the Registrant

             As of March 1, 1996, no director or officer of PBP owns directly or beneficially any BUC$ issued by the Registrant.

             As of March 1, 1996, one BUC$holder beneficially owns more than five percent (5%) of the BUC$ issued by the Registrant.

Title of    Name and address of         Amount and Nature of
Class      Beneficial Owner             Beneficial Ownership    Percent of Class
- -----      ----------------             --------------------    ----------------
BUC$       Virginia First Savings Bank     510,204 BUC$                6.45%
           P.O. Box 2009
           Petersburg, VA 23804

Item 13.     Certain Relationships and Related Transactions.

             The Registrant has, and will continue to have, certain relationships with the General Partners and their affiliates. However, there have been no direct financial transactions between the Registrant and the directors or officers of the General Partners.

             Reference is made to Note 6 to the financial statements in Item 8, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedule and Reports on Form 8-K.

                                                                      Sequential
                                                                         Page
                                                                         ----

(a) 1.        Financial Statements

              Independent Auditors' Report

              Statements of Financial Condition as of December
              31, 1995 and 1994

              Statements of Income for the years ended December
              31, 1995, 1994 and 1993

              Statements of Changes in Partners' Capital
              (Deficit) for the years ended December 31, 1995, 1994 and 1993

              Statements of Cash Flows for the years ended
              December 31, 1995, 1994 and 1993

              Notes to Financial Statements

(a) 2.        Financial Statement Schedules

              Schedule II-Valuation and Qualifying Accounts and
              Reserves for the three years ended December 31,
              1995

              All other schedules have been omitted because they are not applicable or the required information is included in the financial statements and the notes thereto.

(a) 3.        Exhibits

3(a) and 4(a) Partnership Agreement, incorporated by
              reference to Exhibit A to the Prospectus of Registrant, dated February 19, 1986, filed pursuant to Rule 424(b) under the Securities Act of 1933,
              File No. 33-2421

3(b) and 4(b) Amended and Restated Certificate of Limited Partnership
              (incorporated by reference to Exhibit 4 and Registration Statement on Form S-11, File No. 33-2421)

3(c) and 4(c) Amendment No. 1 to the Partnership Agreement, dated
              October 1, 1995 (filed herewith)

10(a) First Mortgage Bond, dated May 13, 1986, with respect to The Mansion project, in the principal amount of $19,450,000 (incorporated by reference to Exhibit 10(a) in Registrants' Current Report on Form 8-K dated May 13, 1986)

10(b) First Mortgage Bond, dated May 20, 1986, with respect to the Martin's Creek project, in the principal amount of $7,300,000 (incorporated by reference to Exhibit 10(c) in Registrant's Current Report on Form 8-K dated May 20, 1986)

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K. (continued)
                                                                      Sequential
                                                                         Page
                                                                         ----

10(c) First Mortgage Bond, dated May 20, 1986, with respect to the East Ridge project, in the principal amount of $8,700,000 (incorporated by reference to Exhibit 10(b) in Registrant's Current Report on Form 8-K dated May 20, 1986)

10(d) First Mortgage Bond, dated July 29, 1986, with respect to the High Pointe Club project (formerly named Greenhill), in the principal amount of $8,900,000 (incorporated by reference to Exhibit 10(a) in Registrant's Current Report on Form 8-K dated July 29, 1986)

10(e) First Mortgage Bond, dated August 14, 1986, with respect to the Cypress Run project at Tampa Palms, in the principal amount of $15,750,000 (incorporated by reference to Exhibit 10(a) in Registrant's Current Report on Form 8-K dated August 14, 1986)

10(f) First Mortgage Bond, dated September 2, 1986, with respect to the Thomas Lake Place Apartments project, in the principal amount of $12,975,000 (incorporated by reference to Exhibit 10(a) in Registrant's Current Report on Form 8-K dated September 2, 1986)

10(g) First Mortgage Bond, dated September 30, 1986, with respect to the North Glen Apartments project (formerly named Tempo Northridge), in the principal amount of $12,400,000 (incorporated by reference to Exhibit 10(a) in Registrant's Current report on Form 8-K dated September 30, 1986)

10(h) First Mortgage Bond, dated October 9, 1986, with respect to Greenway Manor project, in the principal amount of $12,850,000 (incorporated by reference to Exhibit 10(a) in Registrant's Current Report on Form 8-K dated October 9, 1986)

10(i) First Mortgage Bond, dated December 8, 1986, with respect to the Clarendon Hills Apartments project, in the principal amount of $17,600,000 (incorporated by reference to Exhibit 10(a) in Registrant's Current Report on Form 8-K dated December 8, 1986)

10(j) First Mortgage Bond, dated December 29, 1986, with respect to the Cedar Creek Village Apartments project, in the principal amount of $8,100,000 (incorporated by reference to Exhibit 10(a) in Registrant's Current Report on Form 8-K dated December 29, 1986)

10(k) First Mortgage Bond, dated February 12, 1987, with respect to the Sunset Terrace project, in the principal amount of $10,350,000 (incorporated by reference to Exhibit 10(a) in Registrant's Current Report on Form 8-K dated February 12, 1987)

10(l) Loan Agreement dated September 19, 1990 between River Bank America and the Registrant (incorporated by reference to Exhibit 10(a) in Registrant's Current Report on Form 8-K dated September 19,
              1990)

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K. (continued)

                                                                      Sequential
                                                                         Page
                                                                         ----

10(m) Note dated September 19, 1990 from the Registrant to River Bank America (incorporated by reference to Exhibit 10(b) in Registrant's Current Report on
              Form 8-K dated September 19, 1990)

10(n) Pledge Agreement dated September 19, 1990 between River Bank America and the Registrant (incorporated by reference to Exhibit 10(c) in Registrant's Current Report on Form 8-K dated September 19,
              1990)

10(o)         Indemnity and Reimbursement Agreement dated
              September 19, 1990 between Stephen M. Ross and the
              Registrant (incorporated by reference to Exhibit
              10(d) in Registrant's Current Report on Form 8-K dated September 19, 1990)

10(p) Settlement Agreement for the North Glen First Mortgage Bond dated December 3, 1990 (incorporated by reference to Exhibit 10(p) in Registrant's Annual Report on Form 10-K dated December 31, 1991)

10(q)         Settlement Agreement for the Thomas Lake Mortgage
              Bond dated July 11, 1991 (incorporated by reference to Exhibit 10(q) in the Registrant's Annual Report on Form 10-K dated December 31, 1991)

10(r) Settlement Agreement for the Sunset Terrace First Mortgage Bond dated July 10, 1992 (incorporated by reference to Exhibit 10(r) in the Registrant's Annual Report on Form 10-K dated December 31, 1992)

10(s) Assignment and Assumption Agreement for the Clarendon Hills First Mortgage Bond dated May 1, 1992 (incorporated by reference to Exhibit 10 (s) in the Registrant's Annual report on Form 10-K dated December 31, 1992)

10(t) First Supplemental Indenture between City of Hayward and Seattle-First National Bank relating to the Clarendon Hills First Mortgage Bond dated May 1, 1992 (incorporated by reference to Exhibit 10(t) in the Registrant's Annual Report on Form 10-K dated December 31, 1992)

10(u) Loan Agreement dated as of January 14, 1993 between the Registrant and U.S. West Financial Services, Inc. (incorporated by reference to Exhibit 10(u) in the Registrant's Quarterly Report on Form 10-Q dated June 30, 1993)

10(v) Pledge and Security Agreement dated as of January 14, 1993 between the Registrant and U.S. West Financial Service, Inc. (incorporated by reference to Exhibit 10(v) in the Registrants's Quarterly Report on Form 10-Q dated June 30, 1993)

10(w) Secured Promissory Note dated January 14, 1993 between the Registrant and U.S. West Financial Services, Inc. (incorporated by reference to Exhibit 10(w) in the Registrant's Quarterly Report on Form 10-Q dated June 30, 1993)

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K. (continued)

                                                                      Sequential
                                                                         Page
                                                                         ----

10(x)         Promissory Note dated January 15, 1993 between the
              Registrant and RHA Inc. (incorporated be reference to Exhibit 10(x) in the Registrant's Quarterly
              Report on Form 10-Q dated June 30, 1993)

10(y) Nonrecourse Promissory Note Secured by Deed of Trust dated January 28, 1993 between Stephen P. Diamond and Clarendon Hills Investors, Inc. assigned to the Registrant (incorporated by reference to Exhibit 10(y) in the Registrant's Quarterly Report on Form 10-Q dated June 30, 1993)

10(z) Assignment Agreement dated January 15, 1993 between Summit Tax Exempt Funding Corporation and the Registrant (incorporated by reference to Exhibit 10(z) in the Registrant's Quarterly Report on Form 10-Q dated June 30, 1993)

10(aa) Amended Settlement Agreement for the North Glen First Mortgage dated June 1, 1993 (incorporated by reference to Exhibit 10 (aa) in the Registrant's Annual Report on Form 10-K dated December 31, 1993)

10(ab) Sale-Purchase Agreement between Mansion Apartment Project Investors, Inc., Seller and Independence Apartments Associates, L.P., Purchaser dated November 30,1993 (incorporated by reference to Exhibit 10 (ab) in the Registrant's Quarterly Report on Form-Q dated March 31, 1994)

10(ac) Addendum to Sale-Purchase Agreement between Mansion Apartment Project Investors, Inc., Seller and Independence Apartments Associates, L.P., Purchase dated March 31, 1994 (incorporated by reference to Exhibit 10(ac) in the Registrant's Quarterly Report on Form 10-Q dated March 31, 1994)

10(ad) First Supplemental Indenture, dated as of October 18, 1994, between The Industrial Development Authority of the City of Independence, Missouri and Boatman's First National Bank of Kansas City relating to The Mansion project (incorporated by reference to Exhibit 10(ad) in the Registrant's Annual Report on Form 10-K dated December 31, 1994)

10(ae) First Mortgage Bond, dated May 13, 1986 and revised as of October 18, 1994 with respect to The Mansion project, in the principal amount of $19,450,000 (incorporated by reference to Exhibit 10(ae) in the Registrant's Annual Report on Form 10-K dated December 31, 1994)

27            Financial Data Schedule (filed herewith)

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

Summit Tax Exempt Bond Fund, L.P.

By:   Prudential-Bache Properties, Inc.
      A Delaware corporation, General Partner

      By: Eugene D. Burak                                  Date:  March 29, 1996
          ------------------------------------
          Eugene D. Burak
          Vice President

By:   Related Tax Exempt Bond Associates, Inc.
      A Delaware corporation, General Partner

      By: Alan P. Hirmes                                   Date:  March 29, 1996
          ------------------------------------
          Alan P. Hirmes
          Vice President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partners) and on the dates indicated.

By:   Prudential-Bache Properties, Inc.
      A Delaware corporation, General Partner

      By: Thomas F. Lynch, III                             Date:  March 29, 1996
          ------------------------------------
          Thomas F. Lynch, III
          President, Chief Executive Officer,
          Chairman of the Board of Directors
          and Director

      By: Barbara J. Brooks                                Date:  March 29, 1996
          ------------------------------------
          Barbara J. Brooks
          Vice President-Finance and Chief
          Financial Officer

      By: Eugene D. Burak                                  Date:  March 29, 1996
          ------------------------------------
          Eugene D. Burak
          Vice President

      By: ____________________________________             Date:
          Frank W. Giordano
          Director

      By: Nathalie P. Maio                                 Date:  March 29, 1996
          ------------------------------------
          Nathalie P. Maio
          Director

By:   Related Tax Exempt Bond Associates, Inc.
      A Delaware corporation, General Partner

      By: J. Michael Fried                                 Date:  March 29, 1996
          ------------------------------------
          J. Michael Fried
          President and Director


      By: Alan P. Hirmes                                   Date:  March 29, 1996
          ------------------------------------
          Alan P. Hirmes
          Vice President


      By: Lawrence J. Lipton                               Date:  March 29, 1996
          ------------------------------------
          Lawrence J. Lipton
          Treasurer

      By: Stephen M. Ross                                  Date:  March 29, 1996
          ------------------------------------
          Stephen M. Ross
          Director

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)

          Schedule II - Valuation and Qualifying Accounts and Reserves

Valuation allowance for first mortgage bonds


                                                                              Additions
                                       Additions           Deductions        (Deductions)
                     Balance at         Amounts             Amounts            Amounts
Year ended           beginning         reserved            recovered          reclassified          Balance at
December 31,          of year         during year         during year         during year           end of year
- ------------          -------         -----------         -----------         -----------           -----------
    1995             $1,350,000        $  500,000       $         0       $            0            $1,850,000
    1994                      0         1,350,000                 0                    0             1,350,000
    1993                      0                 0                 0                    0                     0

Valuation allowance for uncollectible receivables


                                                                              Additions
                                       Additions           Deductions        (Deductions)
                     Balance at         Amounts             Amounts            Amounts
Year ended           beginning         reserved            recovered          reclassified          Balance at
December 31,          of year         during year         during year         during year           end of year
- ------------          -------         -----------         -----------         -----------           -----------
    1995            $    57,276     $           0     $           0       $            0           $    57,276
    1994                 57,276                 0                 0                    0                57,276
    1993                 57,276                 0                 0                    0                57,276


Valuation allowance for promissory notes


                                                                              Additions
                                       Additions           Deductions        (Deductions)
                     Balance at         Amounts             Amounts            Amounts
Year ended           beginning         reserved            recovered          reclassified          Balance at
December 31,          of year         during year         during year         during year           end of year
- ------------          -------         -----------         -----------         -----------           -----------
    1995            $ 1,276,000    $            0      $          0       $            0           $ 1,276,000
    1994              1,276,000                 0                 0                    0             1,276,000
    1993                      0         1,276,000                 0                    0             1,276,000


