Form 10-Q
period 1996-03-31
SUMMIT TAX EXEMPT BOND FUND LP
filed 1996-05-15
CIK 786156

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1996


                                       OR


    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934


                          Commission File Number 1-9373


                        SUMMIT TAX EXEMPT BOND FUND, L.P.
             (Exact names of registrant as specified in its charter)


          Delaware                                       13-3323104
- -------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


 625 Madison Avenue, New York, New York                                 10022
- ----------------------------------------                              ----------
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

                                   Yes X  No
                                      ---    ---

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                        STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)


                                     ASSETS

                                                  March 31,       December 31,
                                                    1996              1995
                                                ------------      ------------

Participating first mortgage bonds, net         $127,601,006      $127,568,506
Temporary investments                              2,250,000         1,350,000
Cash and cash equivalents                            127,432           626,391
Promissory notes receivable, net                   6,745,342         6,823,335
Deferred bond selection fees, net                  1,670,704         1,708,218
Interest receivable, net                             811,248           829,565
Deferred financing fees, net                         229,028           260,985
Other assets                                               0            10,776
                                                ------------      ------------

Total assets                                    $139,434,760      $139,177,776
                                                ============      ============


                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Loan payable                                 $ 13,680,866      $ 13,680,866
   Deferred income                                 1,053,167         1,143,191
   Due to affiliates                                 298,514            49,262
   Accounts payable and accrued expenses             119,916           124,850
                                                ------------      ------------

Total liabilities                                 15,152,463        14,998,169
                                                ------------      ------------

Contingencies

Partners' capital (deficit):
   BUC$holders (7,906,234 BUC$
     issued and outstanding)                     124,656,081       124,555,445
   General partners                                 (373,784)         (375,838)
                                                ------------      ------------

Total partners' capital                          124,282,297       124,179,607
                                                ------------      ------------

Total liabilities and partners' capital         $139,434,760      $139,177,776
                                                ============      ============



See accompanying notes to financial statements

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                              STATEMENTS OF INCOME
                                   (Unaudited)


                                                        Three Months Ended
                                                             March 31,
                                                  ------------------------------
                                                      1996              1995
                                                  -----------        -----------

Revenues:

  Interest income:
    Participating first mortgage bonds, net        $2,405,750        $2,359,498
    Promissory notes                                  158,734           150,475
    Temporary investments                              15,687            20,812
                                                  -----------        ----------

    Total revenues                                  2,580,171         2,530,785
                                                  -----------        ----------

Expenses:

  Interest expense                                    330,807           345,738
  Management fees                                     167,969           167,969
  Loan Servicing Fees                                  83,309            82,620
  General and administrative                           80,254            91,505
  Legal expense                                        51,478            84,000
  Amortization of deferred bond selection fees         37,514            37,514
  Amortization of deferred financing fees              31,957            31,956
                                                  -----------        ----------

    Total expenses                                    783,288           841,302
                                                  -----------        ----------

    Net income                                     $1,796,883        $1,689,483
                                                  ===========        ==========


Allocation of Net Income:

   BUC$holders                                     $1,760,945        $1,655,693
                                                  ===========        ==========

   General Partners                                $   35,938        $   33,790
                                                  ===========        ==========

Net income per BUC                                 $      .22        $      .21
                                                  ===========        ==========



See accompanying notes to financial statements

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)



                                                               Total         BUC$holders      General Partners
                                                           -------------    -------------     ----------------


Partners' capital (deficit) - January 1, 1996              $ 124,179,607    $ 124,555,445       $  (375,838)

Net income                                                     1,796,883        1,760,945            35,938
Distributions                                                 (1,694,193)      (1,660,309)          (33,884)
                                                           -------------    -------------       -----------

Partners' capital (deficit) - March 31, 1996               $ 124,282,297    $ 124,656,081       $  (373,784)
                                                           =============    =============       ===========










See accompanying notes to financial statements

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                    ----------------------------
                                                       1996             1995
                                                    ----------       ----------

Cash flows from operating activities:
   Interest received                                $2,533,017       $2,524,077
   Fees and expenses paid                             (127,916)        (191,332)
   Interest paid                                      (330,807)        (345,738)
                                                    ----------       ----------

Net cash provided by operating activities            2,074,294        1,987,007
                                                    ----------       ----------

Cash flows from investing activities:
   Net purchase of temporary investments              (900,000)        (400,611)
                                                    ----------       ----------

Cash flows from financing activities:
   Distributions paid                               (1,694,193)      (1,694,193)
   Principal payments on promissory note                20,940                0
                                                    ----------       ----------

Net cash used in financing activities               (1,673,253)      (1,694,193)
                                                    ----------       ----------

Net decrease in cash and cash equivalents             (498,959)        (107,797)

Cash and cash equivalents at beginning of period       626,391          173,689
                                                    ----------       ----------

Cash and cash equivalents at end of period          $  127,432       $   65,892
                                                    ==========       ==========


Schedule reconciling net income to net cash
   provided by operating activities:
Net income                                          $1,796,883       $1,689,483
                                                    ----------       ----------
Adjustments to reconcile net income to net cash provided by operating activities:

Accretion of valuation allowance                       (32,500)         (32,503)
Amortization of deferred income                        (32,971)         (32,971)
Amortization of deferred bond selection fees            37,514           37,514
Amortization of deferred financing fees                 31,957           31,956

Changes in:
   Promissory notes receivable, net                     57,053           67,936
   Interest receivable                                  18,317           58,766
   Other assets                                         10,776            6,128
   Deferred income                                     (57,053)         (67,936)
   Accounts payable and accrued expenses                (4,934)         (30,951)
   Due to affiliates                                   249,252          259,585
                                                    ----------       ----------

Total adjustments                                      277,411          297,524
                                                    ----------       ----------

Net cash provided by operating activities           $2,074,294       $1,987,007
                                                    ==========       ==========


See accompanying notes to financial statements

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (Unaudited)


NOTE 1  -     General

              These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Summit Tax Exempt Bond Fund, L.P. (the "Partnership") as of March 31, 1996 and the results of its operations and its cash flows for the three months ended March 31, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

              Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.


NOTE 2  -     Participating First Mortgage Bonds ("FMB's")

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

              The process of determining impairment and the appropriate level of the valuation allowance is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates. The cash flows used in this process are based on good faith estimates and assumptions developed by the Partnership's Management. Changes in market conditions and circumstances may occur which would cause these estimates and assumptions to change, which, in turn, could cause additional impairments. Thus, the Partnership may be required to provide for additional valuation allowances, which could be material, in subsequent years. No change in the valuation allowance was recorded in the three months ended March 31, 1996.

              With respect to the FMBs which are subject to forbearance agreements with the respective obligors, the difference between the stated interest rates and the rates paid (whether deferred and payable out of available future cash flow or, ultimately, from sale or refinancing proceeds) on FMBs is not accrued for financial statement purposes. The accrual of interest at the stated interest rate will resume once a property's ability to pay the stated rate has been adequately demonstrated. Unrecorded contractual interest income was approximately $170,000 and $307,000 for the three months ended March 31, 1996 and 1995, respectively.

                       SUMMIT TAX EXEMPT BOND FUND, L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (Unaudited)

NOTE 2  -     Participating First Mortgage Bonds (continued)

              Descriptions of the FMBs owned by the Partnership at March 31, 1996 are as follows:

                                      Annualized
                                    interest rate
                                    paid for the
                                    three months    Minimum
                                        ended       Pay Rate     Stated
                                       March 31,   at March 31,  Interest                Maturity
Property           Location              1996*        1996*      Rate*    Call Date        Date        Face Amount  Carrying Amount
- --------           --------         -------------  -----------   ----     ----------    -----------  -------------  ---------------
The Mansion        Independence, MO     6.27% (B)     5.23%      5.23%    Dec.  2004    May    2010   $ 19,450,000     $ 17,600,000
Martin's Creek     Summerville, SC      6.64  (C)     7.50       8.25     Mar.  2000    May    2010      7,300,000        7,055,456
East Ridge         Mt. Pleasant, SC     7.55  (C)     7.50       8.25     Mar.  2000    May    2010      8,700,000        8,424,572
High Pointe Club   Harrisburg, PA       6.76               (A)   8.50     Jun.  1998    Jun.   2006      8,900,000        7,545,000
Cypress Run        Tampa, FL            5.86               (A)   8.50     Aug.  1998    Aug.   2006     15,402,428       15,402,428
Thomas Lake        Eagan, MN            8.25          8.25       8.50     Aug.  1998    Aug.   2006     12,975,000       12,975,000
North Glen         Atlanta, GA          6.00          6.00       8.50     Aug.  1998    Aug.   2008     12,400,000       12,400,000
Greenway Manor     St. Louis, MO        8.83          8.50       8.50     Oct.  1998    Sept.  2006     12,850,000       12,300,000
Clarendon Hills    Hayward, CA          5.52          5.52       5.52     Dec.  2003    Dec.   2003     17,600,000       17,600,000
Cedar Creek        McKinney, TX         7.56               (A)   8.50     Dec.  1998    Dec.   2006      8,100,000        7,798,550
Sunset Terrace     Lancaster, CA        4.38               (A)   8.00     Feb.  1999    Feb.   2007     10,350,000       10,350,000
                                                                                                      ------------     ------------
                                                                                                      $134,027,428     $129,451,006
                                                                                                      ============
Less:  Allowance for loss on impairment of assets                                                                        (1,850,000)
                                                                                                                       ------------
Carrying amount                                                                                                        $127,601,006
                                                                                                                       ============

*The rate paid represents the interest recorded by the Partnership while the stated rate represents the coupon rate of the FMB and the minimum pay rate represents the minimum rate payable pursuant to the applicable forbearance agreement, if any.

(A) Pay rate is based on net cash flow generated by the property.

(B) Includes contingent interest paid during the three months ended March 31, 1996.

(C) The actual annual pay rate is adjusted as of the property's fiscal year end based on audited financial statements to no less than the minimum pay rate.

                       SUMMIT TAX EXEMPT BOND FUND, L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (Unaudited)

NOTE 3  -     Related Parties

              Prudential-Bache Properties, Inc. ("PBP") and the Related General Partner (collectively, the "General Partners") and their affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management; registrar, transfer and assignment functions; asset management; investor communications; printing and other administrative services. The General Partners and their affiliates receive reimbursements for costs incurred in connection with these services, the amount of which is limited by the provisions of the Agreement of Limited Partnership (the "Partnership Agreement"). The costs and expenses were:

                                                       Three Months Ended
                                                            March 31,
                                                   ---------------------------
                                                     1996              1995
                                                   --------          --------
PBP and affiliates:
  General and administrative                       $ 21,730          $ 26,802
  Management fee                                     83,984            83,984
                                                   --------          --------
                                                    105,714           110,786
                                                   --------          --------

The Related General Partner and affiliates:
  General and administrative                         15,000            12,819
  Loan servicing fees                                83,309            82,620
  Management fee                                     83,985            83,985
                                                   --------          --------
                                                    182,294           179,424
                                                   --------          --------

                                                   $288,008          $290,210
                                                   ========          ========


              An affiliate of the Related General Partner receives loan servicing fees (see above) in an amount of .25% per annum of the principal amount outstanding on FMBs serviced by the affiliate.

              The General Partners are paid, in the aggregate, an annual management fee equal to .5% of the original amount invested in FMBs.

              A division of Prudential Securities Incorporated ("PSI"), an affiliate of PBP, was responsible for the purchase, sale and safekeeping of the Partnership's temporary investments in 1995. This account was maintained in accordance with the Partnership Agreement.

              Several executive officers and directors of the Related General Partner own less than 1% of the outstanding BUC$.

                       SUMMIT TAX EXEMPT BOND FUND, L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (Unaudited)

NOTE 4  -     Contingencies

              On or about October 18, 1993, a putative class action, captioned Kinnes et al v. Prudential Securities Group, Inc. et al. (93 Civ. 654), was filed in the United States District Court for the District of Arizona, purportedly on behalf of investors in the Partnership against the Partnership, PBP, PSI and a number of other defendants. On November 16, 1993, a putative class action captioned Connelly et al v. Prudential-Bache Securities Inc. et al. (93 Civ. 713) , was filed in the United States District Court for the District of Arizona , purportedly on behalf of investors in the Partnership against the Partnership, PBP, PSI and a number of other defendants. On January 3, 1992, a putative class action, captioned Levine v. Prudential-Bache Properties Inc. et al. (92 Civ. 52), was filed in the United States District Court for the Northern District of Illinois purportedly on behalf of investors in the Partnership against the General Partners, PSI and a number of other defendants. Subsequently the Related General Partner exited the Levine litigation by way of settlement.

              By April 14, 1994, the Judicial Panel on Multidistrict Litigation transferred the Kinnes case, and by order dated May 4, 1994, the Connelly case, and by order dated July 13, 1994, the Levine case, to a single judge of the United States District Court for the Southern District of New York and consolidated them for pretrial proceedings under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation (MDL Docket No. 1005). On June 8, 1994 plaintiffs in the transferred cases filed a complaint that consolidated the previously filed complaints and named as defendants, among others, PSI, certain of its present and former employees and the General Partners. The Partnership was not named a defendant in the consolidated complaint, but the name of the Partnership was listed as being among the limited partnerships at issue in the case.

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


NOTE 5  -     Subsequent Event

              In May 1996, distributions of approximately $1,660,000 and $34,000 were paid to the BUC$holders and General Partners, respectively, for the quarter ended March 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Liquidity and Capital Resources

              Summit Tax Exempt Bond Fund, L.P. (the "Partnership") has invested in eleven tax-exempt participating first mortgage bonds ("FMBs") issued by various state or local governments or their agencies or authorities. The FMBs are secured by participating first mortgage loans on multi-family residential apartment projects.

              The first quarter distribution of $1,660,000 ($.21 per BUC) was paid to BUC$holders in May 1996 from current undistributed adjusted cash flow from operations. Interest payments from FMBs are anticipated to provide sufficient liquidity to meet the operating expenditures of the Partnership in future years and to fund distributions.

              The Partnership's loan payable has a variable interest rate; therefore, future levels of interest expense will fluctuate in correlation to movements in the 30-day commercial paper interest rate.

              Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. The Partnership's investments in FMB's are secured by a Partnership interest in properties which are diversified by location so that if one area of the country is experiencing downturns in the economy, the remaining properties may be experiencing upswings.

Results of Operations

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

              The process of determining impairment and the appropriate level of the valuation allowance is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates. The cash flows used in this process are based on good faith estimates and assumptions developed by the Partnership's management. Changes in market conditions and circumstances may occur which would cause these estimates and assumptions to change, which, in turn, could cause additional impairments. Thus, the Partnership may be required to provide for additional valuation allowances, which could be material, in subsequent years. No change in the valuation allowance was recorded in the three months ended March 31, 1996.

              Net income increased by approximately $107,000 for the three months ended March 31, 1996 as compared to 1995 for the reasons discussed below.

              Interest income from FMBs remained fairly constant with a 2% increase for the three months ended March 31, 1996 as compared to the corresponding period in 1995 as a result of scheduled increases in minimum pay rates and increases in net cash flow generated by certain properties.

              Interest income from temporary investments decreased by approximately $5,000 for the three months ended March 31, 1996 as compared to 1995 primarily due to lower interest rates and invested balances.

              General and administrative expenses decreased by approximately $11,000 for the three months ended March 31, 1996 as compared to 1995 primarily due to an overaccrual of auditing expenses in the fourth quarter of 1995.

              Legal expenses decreased approximately $33,000 for the three months ended March 31, 1996 as compared to 1995. This decrease was primarily due to nonrecurring legal costs incurred with respect to the Cypress Run bankruptcy proceedings.

Property Information

              The following table lists the FMBs the Partnership owns together with occupancy rates of the underlying properties as of April 28, 1996:

                                                                                        Annualized
                                                                                        Interest
                                                                                        Rate Paid
                                                                                        for the three   Minimum
                                                                           Stated       months ended    Pay Rate at
                                                                           Interest     March           March 31,
Property           Location              Face Amount       Occupancy         Rate*        31, 1996*       1996*
- --------------     ----------------      -----------       ---------         --------     -------------   -----------
The Mansion        Independence, MO      $19,450,000          98.7%          5.23%        6.27% (B)       5.23%
Martin's Creek     Summerville, SC         7,300,000          94.9           8.25         6.64  (C)       7.50
East Ridge         Mt. Pleasant, SC        8,700,000          94.4           8.25         7.55  (C)       7.50
High Pointe Club   Harrisburg, PA          8,900,000          98.3           8.50         6.76            (A)
Cypress Run        Tampa, FL              15,402,428          90.1           8.50         5.86            (A)
Thomas Lake        Eagan, MN              12,975,000          99.1           8.50         8.25            8.25
North Glen         Atlanta, GA            12,400,000          96.1           8.50         6.00            6.00
Greenway Manor     St. Louis, MO          12,850,000         100.0           8.50         8.83            8.50
Clarendon Hills    Hayward, CA            17,600,000         100.0           5.52         5.52            5.52
Cedar Creek        McKinney, TX            8,100,000          98.8           8.50         7.56            (A)
Sunset Terrace     Lancaster, CA          10,350,000          81.0           8.00         4.38            (A)
                                        ------------
                                        $134,027,428
                                        ============


*The rate paid represents the interest recorded by the Partnership while the stated rate represents the coupon rate of the FMB and the minimum pay rate represents the minimum rate payable pursuant to the applicable forbearance agreement, if any.

(A) Pay rate is based on net cash flow generated by the property.

(B) Includes contingent interest paid during the three months ended March 31, 1996.

(C) The actual annual pay rate is adjusted as of the property's fiscal year end based on audited financial statements to no less than the minimum pay rate.

General

              The determination as to whether it is the best interest of the Partnership to enter into forbearance agreements on the FMBs or, alternatively, to pursue its remedies under the loan documents, including foreclosure, is based upon several factors including, but not limited to, property performance, owner cooperation and projected legal costs.

              Certain property owners have, at times, supplemented the cash flow generated by the properties to meet the required FMB interest payments. There can be no assurance that in the future any property owner will elect to supplement property cash flow to satisfy bond interest requirements, if necessary. The owner of the Sunset Terrace property supplemented the cash flow generated by the property to meet the interest payments made during the first five months of 1995. No property owner made supplementary payments during the three months ended March 31, 1996.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings - Incorporated by reference to Note 4 to the financial statements filed herewith in Item 1 of Part 1 of the Registrant's Quarterly Report.

Item 2.       Changes in Securities -- None

Item 3.       Defaults Upon Senior Securities -- None

Item 4.       Submission of Matters to a Vote of Security Holders -- None

Item 5.       Other information -- None

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits:

                  4(a) Partnership Agreement, incorporated by reference to Exhibit A to the Prospectus of Registrant, dated February 19, 1986, filed pursuant to Rule 424(b) under the Securities Act of 1933, File No. 33-2421.

                  4(b) Amended and Restated Certificate of Limited Partnership, incorporated by reference to Exhibit 4 to the Registration Statement on Form S-11, File No. 33-2421.

                  27    Financial Data Schedule (filed herewith).

              (b) Reports on Form 8-K -- No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES


              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        SUMMIT TAX EXEMPT BOND FUND, L.P.


                        By: Related Tax Exempt Bond Associates, Inc. A Delaware corporation, General Partner


Date: May 14, 1996      By:   /s/ Alan P. Hirmes
                              ------------------
                              Alan P. Hirmes
                              Vice President


Date: May 14, 1996      By:   /s/ Lawrence J. Lipton
                              ----------------------
                             Lawrence J. Lipton
                             Treasurer
                             (Principal Financial and Accounting Officer)


                        By:  Prudential-Bache Properties, Inc.
                             A Delaware corporation, General Partner


Date: May 14, 1996      By:  /s/ Eugene D. Burak
                             -------------------
                             Eugene D. Burak
                             Vice President