Form 10-K/A
period 1995-12-31
SUMMIT TAX EXEMPT BOND FUND LP
filed 1996-08-14
CIK 786156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A-1
(Mark One)

 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- - ---   ACT OF 1934

For the fiscal year ended December 31, 1995

                                       OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 1-9373

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                        ---------------------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                     13-3323104
- - ---------------------------------           ------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


 625 Madison Avenue, New York, New York                                 10022
- - ----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  (212) 421-5333

Securities registered pursuant                     Beneficial Unit Certificates
to Section 12(b) of the Act:

Name of each exchange on which registered:         American Stock Exchange

Securities registered pursuant to                  None
Section 12(g) of the Act:

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Aggregate market value of BUC$ held by unaffiliated BUC$holders of the Registrant as of March 28, 1996 was $79,744,844.

                             DOCUMENTS INCORPORATED BY REFERENCE

        Agreement of Limited Partnership, dated February 19, 1986, included as part of the Registration Statement filed with the Securities and Exchange Commission of December 24, 1985 pursuant to Rule 424(b) of the Securities Act of 1933, is incorporated by reference into Part IV of this Annual Report on Form 10-K.

Index to exhibits may be found on page 41

                                     PART I


Item 1.    Business.

General
- - -------

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

General Partners
- - ----------------

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

Competition
- - -----------

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

Structure of First Mortgage Bonds
- - ---------------------------------

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

           Unless otherwise modified , the principal of the FMBs will not be amortized during their respective terms (which range from 17 to 24 years) and will be required to be repaid in lump sum "balloon" payments at the expiration of the respective terms or at such earlier times as the Registrant may require pursuant to the terms of the bond documents. The Registrant has a right to require redemption of the FMBs approximately twelve years after their issuance. The Registrant anticipates holding the FMBs for approximately 12 to 15 years from the date of issuance; however, it can and may elect to hold until maturity.

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

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)

           The following table lists the FMBs that the Registrant owns, together with the occupancy and rental rates of the underlying properties:

                                                 Carrying                   Average                   Minimum
                                     Face         Amount         Final      Interest     Stated    Pay Rate at
                      Closing       Amount     at December    Completion   Rate Paid    Interest   December 31,
Property               Date        of Bond     31, 1995 (F)      Date       in 1995*      Rate*        1995*
- - --------             --------     -----------  ------------   ----------   ----------   --------   ------------
The Mansion,
  Independence, MO    5/13/86   $ 19,450,000   $ 18,646,804      12/87      5.70%(D)      5.23%       5.23%
Martin's Creek,
  Summerville, SC     5/20/86      7,300,000      6,777,426       5/86      7.00 (C)      8.25        7.25 (C)
East Ridge,
  Mt. Pleasant, SC    5/20/86      8,700,000      8,437,325       5/86      6.90 (C)      8.25        7.25 (C)
High Pointe Club,
  Harrisburg, PA      7/29/86      8,900,000      7,554,651       4/91      6.10          8.50             (B)
Cypress Run,
  Tampa, FL           8/14/86     15,402,428     13,902,586       6/88      6.70          8.50             (B)
Thomas Lake,
  Eagan, MN           9/02/86     12,975,000     13,217,487       2/88      8.30 (E)      8.50        8.25 (A)
North Glen,
  Atlanta, GA         9/30/86     12,400,000     11,113,192      12/87      6.00          8.50        6.00 (A)
Greenway Manor,
  St. Louis, MO      10/09/86     12,850,000     13,744,484      12/87      8.60 (E)      8.50        8.50
Clarendon Hills,
  Hayward, CA        12/08/86     17,600,000     14,934,389       7/89      5.52          5.52        5.52
Cedar Creek,
  McKinney, TX       12/29/86      8,100,000      8,175,536       2/88      6.60          8.50             (B)
Sunset Terrace,
  Lancaster, CA       2/12/87     10,350,000      8,165,179       2/87      6.10          8.00             (B)
                                ------------   ------------
                                $134,027,428   $124,669,059
                                ============   ============

                         Occupancy     Rental Rates   No. of
                        February 11,   at December    Rental
Property                    1996         31, 1995     Units
- - --------                ------------   ------------   -----
The Mansion,
  Independence, MO           93.2%       $  410-685    550
Martin's Creek,
  Summerville, SC            96.5           425-625    197
East Ridge,
  Mt. Pleasant, SC           97.0           490-725    200
High Pointe Club,
  Harrisburg, PA             98.3           520-680    240
Cypress Run,
  Tampa, FL                  86.4           420-720    408
Thomas Lake,
  Eagan, MN                  96.7           654-1056   216
North Glen,
  Atlanta, GA                97.9           510-745    284
Greenway Manor,
  St. Louis, MO              98.1           450-550    312
Clarendon Hills,
  Hayward, CA               100.0           775-1,300  285
Cedar Creek,
  McKinney, TX               97.1           475-799    250
Sunset Terrace,
  Lancaster, CA              81.4           460-680    184



*The rate paid represents the interest recorded by the Registrant while the stated rate represents the coupon rate of the FMB and the minimum pay rate represents the minimum rate payable pursuant to the applicable forbearance agreement, if any.

(A) The minimum pay rates on the FMBs are scheduled to increase to the stated interest rate over the remaining terms of the FMBs.
(B)  The minimum pay rate is the current cash flow of the property.
(C) The minimum pay rate on the FMB increases in increments from 6% in 1990 to 8.25% in 1997. The actual pay rate is adjusted as of the property's fiscal year end based on audited financial statements to no less than the minimum pay rate.
(D)  Includes contingent interest paid during 1995.
(E)  Includes receipt of deferred base interest relating to prior periods.
(F)  The FMBs are carried at their estimated fair values at December 31, 1995.

Bond Modifications/Forbearance Agreements
- - -----------------------------------------

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

           On April 1, 1994, Mansion Apartment Project Investors, Inc., ("MAPI") , an affiliate of the Related General Partner who replaced the original developer of The Mansion property, sold the ownership interest in the property to an unrelated third party for $700,000 in cash and the assumption of the obligation under the Registrant's $19,450,000 FMB as well as a $400,000 second mortgage note payable to a lender affiliated with the Related General Partner taken by assignment from the seller. Notwithstanding the assumption of the FMB, the General Partners agreed to forbear on the Registrant's rights and remedies in declaring an interest payment default under the FMB loan documents provided the new borrower made minimum monthly interest payments to the Registrant equal to approximately $81,000 per month (5% per annum) together with payments to a replacement reserve escrow account of approximately $4,500 per month and complied with all other covenants and obligations.

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

           On November 10 ,1994, an Order Modifying Stay together with a Settlement Stipulation was entered by the Court which granted the Registrant relief from the Automatic Stay. This order became effective on March 31, 1995 unless sale of the property, subject to the Registrant's approval, was closed beforehand.

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

           For several properties collateralizing FMBs (High Pointe Club securing an $8,900,000 FMB; Greenway Manor, securing a $12,850,000 FMB and Cedar Creek, securing an $8,100,000 FMB) the original owners of the underlying properties and obligors of the FMBs were replaced by affiliates of the Related General Partner who have not made equity investments in the underlying properties. These entities have assumed the day-to-day responsibilities and obligations of operating the underlying properties. Buyers are being sought who would make equity investments in the underlying properties and assume the nonrecourse obligations for the FMB's. Although certain of these properties are not producing sufficient cash flow to fully service the debt, the Registrant has no present intention to declare a default on these FMBs.

           On May 31, 1992, Clarendon Hills Investors, Inc. (CHI"), an affiliate of the Related General Partner who had replaced the developer of the Clarendon Hills property, sold its ownership interest in the property to an unrelated third party (the "Purchaser") for $26,200,000. The Purchaser paid $2,000,000 in cash, assumed the $17,600,000 obligation of the Registrant's FMB and issued to CHI a $6,600,000 promissory note which in turn, was assigned to the Registrant. The $6,600,000 promissory note bears interest at the rate of 8.0% per annum payable in equal monthly installments until December 2003 at which time the entire unpaid principal and interest will be due and payable. The $1,441,209 in net cash proceeds of the sale (net of certain closing costs), paid by the purchaser to the Registrant to reduce accrued and unpaid interest, was recorded by the Registrant as deferred income and is being amortized as interest income from FMBs over the remaining life of the Clarendon Hills FMB. The balance of the deferred income relating to the Clarendon Hills FMB was approximately $992,000 and $1,117,000 at December 31, 1995 and 1994.

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

           During 1991, a forbearance agreement was finalized with the owners of the North Glen property. The General Partners further modified the North Glen forbearance agreement in April 1993 to allow the owner to make debt payments at a pay rate of 6.0% per annum through December 1995 at which time the rate was scheduled to increase to the stated rate of 8.5% per annum, however, the General Partners extended the forbearance agreement through December 15, 1997.

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


Credit Facility
- - ---------------

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

Employees
- - ---------

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

           There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement. Cash distributions paid in 1995 and 1994 were funded from current and previously undistributed cash flow from operations. Approximately $791,000 of the $6,641,000 and $1,069,000 of the $6,641, 000 paid to BUC$holders in 1995 and 1994, respectively, represents a return of capital under generally accepted accounting principles (GAAP). (The return of capital on a GAAP basis is calculated as BUC$holder distributions less net income allocated to BUC$holders). The Registrant currently expects that cash distributions will be paid in the foreseeable future from adjusted cash flow from operations. For discussion of other factors that may affect the amount of future distributions, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

Item 6.    Selected Financial Data

           The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto contained in Item 8.

                                                 Year ended December 31,
                        ------------------------------------------------------------------------
                             1995           1994           1993          1992          1991
                        ------------   ------------   ------------   ------------   ------------
Interest income from
   participating first
   mortgage bonds       $  9,246,436   $  9,376,790   $  9,642,390   $  8,363,679   $  8,938,697
                        ============   ============   ============   ============   ============
Interest expense        $  1,391,496   $  1,156,858   $    967,361   $      9,166   $     30,025
                        ============   ============   ============   ============   ============
Provision for loss on
   impairment of assets $    500,000   $  1,350,000   $  1,905,000   $          0   $          0
                        ============   ============   ============   ============   ============
Net income              $  5,969,215   $  5,685,890   $  4,135,774   $  6,462,572   $  7,126,669
                        ============   ============   ============   ============   ============
Net income per BUC      $       0.74   $       0.71   $       0.51   $       0.80   $       0.88
                        ============   ============   ============   ============   ============
Total assets            $136,278,329   $136,021,035   $141,881,705   $134,028,372   $133,938,510
                        ============   ============   ============   ============   ============
Loan payable            $ 13,680,866   $ 13,680,866   $ 13,680,866   $     45,620   $    319,940
                        ============   ============   ============   ============   ============
Distributions to
   BUC$holders          $  6,641,238   $  6,641,238   $  6,641,238   $  6,641,238   $  6,641,238
                        ============   ============   ============   ============   ============
Distributions per BUC   $       0.84   $       0.84   $       0.84   $       0.84   $       0.84
                        ============   ============   ============   ============   ============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity
- - -------------------------------

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

Results of Operations
- - ---------------------

               Pursuant to a review of the Registrant's financial statements by the SEC staff in 1996 and in accordance with others in the industry, the Registrant agreed that it will account for its investments in the FMBs as debt securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") effective January 1, 1994, and has restated its 1995 and 1994 financial statements to reflect this change in accounting treatment.

               The change in accounting treatment does not affect cash flow or payments received by the Partnership from the properties, level of distributions to BUC$Holders, the tax-exempt nature of the Partnership's net income, or the obligation under the FMBs.

               The Registrant has a right to require redemption of the FMBs approximately twelve years after their issuance. The Registrant anticipates holding the FMBs for approximately 12 to 15 years from the date of issuance; however, it can elect to hold until maturity. As such, SFAS 115 requires the Registrant to classify these investments as "available for sale." Accordingly, effective January 1, 1994, investments in FMBs are carried at their estimated fair values, with unrealized gains and losses reported in a separate component of partners' capital. The cumulative effect of adopting this accounting was a decrease in partners' capital at January 1, 1994 of approximately $7,693,000 due to unrealized holding losses. This accounting also resulted in cumulative net unrealized losses of approximately $2,899,000 and $4,283,000 at December 31, 1995 and 1994, respectively. Again, unrealized holding gains or losses do not affect the cash flow generated from property operations, distributions to BUC$holders, the characterization of the tax-exempt income stream or the financial obligations under the FMBs.

               The Registrant periodically evaluates each FMB to determine whether a decline in fair value below the FMB's cost basis is other than temporary. Such a decline is considered to be other than temporary if, based on current information and events, it is probable that the Registrant will be unable to collect all amounts due according to the existing contractual terms of the bonds. If the decline is judged to be other than temporary, the cost basis of the bond is written down to its then estimated fair value, with the amount of the write-down accounted for as realized loss.

               Because the FMBs are not readily marketable, the Registrant estimates fair value for each bond as the present value of its expected cash flows using an interest rate for comparable tax-exempt investments. This process is based upon projections of future economic events affecting the real estate collateralizing the bonds, such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates, and upon determination of an appropriate market rate of interest, all of which are based on good faith estimates and assumptions developed by the Registrant's management. Changes in market conditions and circumstances may occur which would cause these estimates and assumptions to change, therefore, actual results may vary from the estimates and the variance may be material.

               Prior to 1994, the Registrant accounted for its investments in FMBs as loans collateralized by real estate, carried at cost less reserves, if needed, for possible losses. The Registrant classified FMBs as Assets Held for Sale when the original owner of the property and obligor of the FMB was replaced by an affiliate of the Related General Partner, who had not made an equity investment in the property. Because the Registrant has not declared default and has no present intention to do so, these assets have been reclassified from Assets Held for Sale to FMBs upon adoption of SFAS 115. Such FMBs were written down to the estimated fair value of the underlying properties at the time the original owners were replaced.

1995 vs. 1994
- - -------------

           Net income increased approximately $283,000 for the year ended December 31, 1995 as compared to the corresponding period in 1994 primarily due to the amount of losses on impairment of assets recorded in the respective years and for the following reasons below.

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

           Losses on impairment of assets of $500,000 and $1,350,000 were recorded during the years ended December 31, 1995 and 1994, respectively, to write down the cost basis of certain FMBs to recognize other-than-temporary impairment.

           Legal expenses increased approximately $131,000 for the year ended December 31, 1995 as compared to the corresponding period in 1994 primarily due to the legal costs incurred with respect to the Cypress Run bankruptcy proceedings, debt modifications and the Kinnes litigation discussed in Note 7 to the financial statements in Item 8.

1994 vs. 1993
- - -------------

           Net income increased approximately $1,550,000 for the year ended December 31, 1994 as compared to the corresponding period in 1993 primarily due to the amounts of losses on impairment of assets and uncollectible receivables recorded in the respective years and the reasons discussed below.

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

           A $1,350,000 loss on impairment of assets was recorded during the year ended December 31, 1994 to write down the cost basis of certain FMBs to recognize other-than-temporary impairment.

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

Property Information
- - --------------------

        The following table lists the FMBs that the Registrant owns with occupancy rates of the underlying properties as of February 11, 1996:.

                                                       Carrying
                                                        Amount                     Average       Stated       Minimum Pay
                                      Face Amount     at December               Interest Rate   Interest    Rate at December
Property          Location               of Bond      31,1995 (F)  Occupancy    Paid in 1995*     Rate*          31,1995*
- - --------          --------            -------------  ------------  ---------    -------------   -------     -----------------

The Mansion       Independence, MO    $ 19,450,000   $ 18,646,804      93.2%      5.70%   (D)      5.23%         5.23%
Martin's Creek    Summerville, SC        7,300,000      6,777,426      96.5       7.00    (C)      8.25          7.25   (C)
East Ridge        Mt. Pleasant, SC       8,700,000      8,437,325      97.0       6.90    (C)      8.25          7.25   (C)
High Pointe Club  Harrisburg, PA         8,900,000      7,554,651      98.3       6.10             8.50                 (B)
Cypress Run       Tampa, FL             15,402,428     13,902,586      86.4       6.70             8.50                 (B)
Thomas Lake       Eagan, MN             12,975,000     13,217,487      96.7       8.30    (E)      8.50          8.25   (A)
North Glen        Atlanta, GA           12,400,000     11,113,192      97.9       6.00             8.50          6.00   (A)
Greenway Manor    St. Louis, MO         12,850,000     13,744,484      98.1       8.60    (E)      8.50          8.50
Clarendon Hills   Hayward, CA           17,600,000     14,934,389     100.0       5.52             5.52          5.52
Cedar Creek       McKinney, TX           8,100,000      8,175,536      97.1       6.60             8.50                 (B)
Sunset Terrace    Lancaster, CA         10,350,000      8,165,179      81.4       6.10             8.00                 (B)
                                        ----------     ----------

                                      $134,027,428   $124,669,059
                                      ============   ============

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

(F)  The FMBs are carried at their estimated fair values at December 31, 1995.

General
- - -------

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

Item 8.    Financial Statements and Supplementary Data.

(a) 1.     Financial Statements                                            Page
           --------------------                                            ----

           Independent Auditors' Report                                     17

           Statements of Financial Condition as of December
           31, 1995 and 1994                                                18

           Statements of Income for the years ended December
           31, 1995, 1994 and 1993                                          19

           Statements of Changes in Partners' Capital
           (Deficit) for the years ended December 31, 1995,
           1994 and 1993                                                    20

           Statements of Cash Flows for the years ended
           December 31, 1995, 1994 and 1993                                 21

           Notes to Financial Statements                                    23

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

            As discussed in Note 2, the accompanying financial statements and the financial statement schedule have been restated to account for the Partnership's investments in tax-exempt participating first mortgage revenue bonds as debt securities.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

New York, New York
March 20, 1996 (August 12, 1996 as to Notes 2 and 3 and the financial statement schedule)

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                        STATEMENTS OF FINANCIAL CONDITION



                                     ASSETS

                                                                      December 31,
                                                             ---------------------------
                                                                 1995            1994
                                                             ------------   ------------

Participating first mortgage bonds-at fair value             $124,669,059   $123,655,232
Temporary investments                                           1,350,000      1,915,874
Cash and cash equivalents                                         626,391        173,689
Promissory notes receivable, net                                6,823,335      7,071,156
Deferred bond selection fees, net                               1,708,218      1,858,273
Interest receivable, net                                          829,565        944,367
Deferred financing fees, net                                      260,985        388,816
Other assets                                                       10,776         13,628
                                                             ------------   ------------

Total assets                                                 $136,278,329   $136,021,035
                                                             ============   ============

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Loan payable                                                $13,680,866    $13,680,866
  Deferred income                                               1,143,191      1,469,174
  Accounts payable and accrued expenses                           124,850        120,685
  Due to affiliates                                                49,262         46,422
                                                             ------------   ------------

Total liabilities                                              14,998,169     15,317,147
                                                             ------------   ------------

Contingencies

Partner's capital (deficit):
  BUC$holders (7,906,234 BUC$
    issued and outstanding)                                   124,555,445    125,346,852
  General partners                                               (375,838)      (359,686)
  Net unrealized loss on participating
    first mortgage bonds                                       (2,899,447)    (4,283,278)
                                                             ------------   ------------

Total partners' capital                                       121,280,160    120,703,888
                                                             ------------   ------------

Total liabilities and partners' capital                      $136,278,329   $136,021,035
                                                             ============   ============



See accompanying notes to financial statements

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                              STATEMENTS OF INCOME



                                                      Years Ended December 31,
                                                ---------------------------------------
                                                    1995         1994          1993
                                                -----------   -----------   -----------

Revenues:

   Interest income:
     Participating first mortgage bonds         $ 9,246,436   $ 9,376,790   $ 9,642,390
     Promissory notes                               577,562       612,090       634,449
     Temporary investments                           74,084        45,394        27,565
                                                -----------   -----------   -----------

     Total revenues                               9,898,082    10,034,274    10,304,404
                                                -----------   -----------   -----------

Expenses:

   Interest expense                               1,391,496     1,156,858       967,361
   Management fees                                  671,875       671,875       671,875
   General and administrative                       405,528       339,975       403,230
   Loan servicing fees                              335,068       335,938       335,938
   Legal expense                                    347,014       215,854       336,667
   Amortization of deferred bond selection fees     150,055       150,056       150,056
   Amortization of deferred financing fees          127,831       127,828       122,503
   Provision for uncollectible receivables                0             0     1,276,000
   Loss on impairment of assets                     500,000     1,350,000     1,905,000
                                                -----------   -----------   -----------

     Total expenses                               3,928,867     4,348,384     6,168,630
                                                -----------   -----------   -----------

     Net income                                 $ 5,969,215   $ 5,685,890   $ 4,135,774
                                                ===========   ===========   ===========
Allocation of Net Income

   BUC$holders                                  $ 5,849,831   $ 5,572,171   $ 4,053,059
                                                ===========   ===========   ===========
   General partners                             $   119,384   $   113,719   $    82,715
                                                ===========   ===========   ===========
Net income per BUC                              $      0.74   $      0.71   $      0.51
                                                ===========   ===========   ===========






See accompanying notes to financial statements

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)


                                                                                        Net Unrealized
                                                                                        Gain (Loss) on
                                                                                        Participating First
                                      Total           BUC$holders     General Partners  Mortgage Bonds

Partners' capital (deficit) -
  December 31, 1992                   $128,719,050    $129,004,098    $  (285,048)

Net income                               4,135,774       4,053,059         82,715
Distributions                           (6,776,774)     (6,641,238)      (135,536)
                                      ------------    ------------    -----------

Partners' capital (deficit) -
  December 31, 1993                    126,078,050     126,415,919       (337,869)

Cumulative effect through
  January 1, 1994 of
  accounting change (Note 2)            (7,693,373)              0              0       $ (7,693,373)

Net income                               5,685,890       5,572,171        113,719                  0
Distributions                           (6,776,774)     (6,641,238)      (135,536)                 0

Net change in fair value of
  participating first mortgage bonds     3,410,095               0              0          3,410,095
                                      ------------    ------------    -----------       ------------

Partners' capital (deficit) -
  December 31, 1994                    120,703,888     125,346,852       (359,686)        (4,283,278)

Net income                               5,969,215       5,849,831        119,384                  0
Distributions                           (6,776,774)     (6,641,238)      (135,536)                 0

Net change in fair value of
  participating first mortgage bonds     1,383,831               0              0          1,383,831
                                      ------------    ------------    -----------       ------------

Partners' capital (deficit) -
  December 31, 1995                   $121,280,160    $124,555,445    $  (375,838)      $ (2,899,447)
                                      ============    ============    ===========       ============






See accompanying notes to financial statements

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS


                                                         Years Ended December 31,
                                               -----------------------------------------
                                                   1995          1994           1993
                                               ------------   -----------    -----------

Cash flows from operating activities:

   Interest received                           $ 10,472,273   $ 9,720,452    $ 9,856,931
   Loan made to property affiliate                 (721,266)            0              0
   Fees and expenses paid                        (1,749,628)   (1,766,476)    (1,534,070)
   Interest paid                                 (1,391,496)   (1,241,679)      (882,540)
                                               ------------   -----------    -----------

Net cash provided by operating activities         6,609,883     6,712,297      7,440,321
                                               ------------   -----------    -----------

Cash flows from investing activities:

   Net (purchase) sale of temporary investments     565,874      (415,114)      (485,040)
   Income deferred upon assumption of bond
     obligations by new debtor                            0       105,477              0
                                               ------------   -----------    -----------

   Net cash provided by (used in)
     investment activities                          565,874      (309,637)      (485,040)
                                               ------------   -----------    -----------

Cash flows from financing activities:

   Funds borrowed                                         0             0     13,680,866
   Principal repayments on promissory note           53,719             0              0
   Repayment of loan payable                              0             0        (45,620)
   Financing fees paid                                    0             0       (639,147)
   Repayment of loan from affiliate                       0             0     (3,000,000)
   Principal payment received on bond                     0       347,576              0
   Distributions paid                            (6,776,774)   (6,776,774)    (6,776,774)
   Loans made to affiliate, net                           0             0    (10,126,000)
                                               ------------   -----------    -----------

   Net cash used in financing activities         (6,723,055)   (6,429,198)    (6,906,675)
                                               ------------   -----------    -----------

   Net increase (decrease) in cash and
     cash equivalents                               452,702       (26,538)        48,606

   Cash and cash equivalents at
     beginning of year                              173,689       200,227        151,621
                                               ------------   -----------    -----------

   Cash and cash equivalents at
     end of year                               $    626,391   $   173,689    $   200,227
                                               ============   ===========    ===========

                                  (continued)

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (continued)



                                                        Years Ended December 31,
                                                ----------------------------------------
                                                   1995          1994           1993
                                                -----------   -----------    -----------

Schedule reconciling net income to net cash provided by operating activities

   Net income                                   $ 5,969,215   $ 5,685,890    $ 4,135,774
                                                -----------   -----------    -----------
   Adjustments to reconcile net income to net cash
   provided by operating activities:
   Amortization of valuation allowance             (129,996)     (130,012)      (130,012)
   Amortization of deferred income                 (131,881)     (130,241)      (125,322)
   Amortization of deferred  bond selection fees    150,055       150,056        150,056
   Amortization of deferred financing fees          127,831       127,828        122,503
   Loss on impairment of assets                     500,000     1,350,000      1,905,000
   Provision for uncollectible receivables                0             0      1,276,000
   Changes in:
     Promissory notes receivable, net               247,821       172,411        166,177
     Interest receivable                            114,802       (53,569)      (192,137)
     Other assets                                     2,852         1,678        147,873
     Deferred income                               (247,821)     (172,411)      (166,177)
     Accounts payable and accrued expenses            4,165      (179,984)       116,292
     Accrued interest expense                             0       (84,821)        84,821
     Due to affiliates                                2,840       (24,528)       (50,527)
                                                -----------   -----------    -----------

   Total adjustments                                640,668     1,026,407      3,304,547
                                                -----------   -----------    -----------

Net cash provided by operating activities       $ 6,609,883 $   6,712,297   $  7,440,321
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

           b) Participating first mortgage bonds and promissory notes receivable

               Pursuant to a review of the Partnership's financial statements by the SEC staff in 1996 and in accordance with others in the industry, the Partnership agreed that it will account for its investments in the FMBs as debt securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") effective January 1, 1994, and has restated its 1995 and 1994 financial statements to reflect this change in accounting treatment.

               The change in accounting treatment does not affect cash flow or payments received by the Partnership from the properties, level of distributions to BUC$Holders, the tax-exempt nature of the Partnership's net income or the obligation under the FMBs.

               The Partnership has a right to require redemption of the FMBs approximately twelve years after their issuance. The Partnership anticipates holding the FMBs for approximately 12 to 15 years from the date of issuance; however, it can elect to hold until maturity. As such, SFAS 115 requires the Partnership to classify these investments as "available for sale." Accordingly, effective January 1, 1994, investments in FMBs are carried at their estimated fair values, with unrealized gains and losses reported in a separate component of partners' capital. The cumulative effect of adopting this accounting was a decrease in partners' capital at January 1, 1994 of approximately

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993


NOTE 2  -  Summary of Significant Accounting Policies (continued)

$7,693,000 due to unrealized holding losses. This accounting also resulted in cumulative net unrealized losses of approximately $2,899,000 and $4,283,000 at December 31, 1995 and 1994, respectively. Again, unrealized holding gains or losses do not affect the cash flow generated from property operations, distributions to BUC$holders, the characterization of the tax-exempt income stream or the financial obligations under the FMBs.

               The Partnership periodically evaluates each FMB to determine whether a decline in fair value below the FMB's cost basis is other than temporary. Such a decline is considered to be other than temporary if, based on current information and events, it is probable that the Partnership will be unable to collect all amounts due according to the existing contractual terms of the bonds. If the decline is judged to be other than temporary, the cost basis of the bond is written down to its then estimated fair value, with the amount of the write-down accounted for as realized loss.

               Because the FMBs are not readily marketable, the Partnership estimates fair value for each bond as the present value of its expected cash flows using an interest rate for comparable tax-exempt investments. This process is based upon projections of future economic events affecting the real estate collateralizing the bonds, such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates, and upon determination of an appropriate market rate of interest, all of which are based on good faith estimates and assumptions developed by the Partnership's management. Changes in market conditions and circumstances may occur which would cause these estimates and assumptions to change, therefore, actual results may vary from the estimates and the variance may be material.

               Prior to 1994, the Partnership accounted for its investments in FMBs as loans collateralized by real estate, carried at cost less reserves, if needed, for possible losses. The Partnership classified FMBs as Assets Held for Sale when the original owner of the property and obligor of the FMB was replaced by an affiliate of the Related General Partner, who had not made an equity investment in the property. Because the Partnership has not declared default and has no present intention to do so, these assets have been reclassified from Assets Held For Sale to FMBs upon adoption of SFAS 115. Such FMBs were written down to the estimated fair value of the underlying properties at the time the original owners were replaced.

               From time to time, the Partnership has advanced funds to the owners of certain properties in the form of promissory notes collateralized by second mortgages on these properties. These promissory notes are carried at cost less a valuation allowance where appropriate. The Partnership periodically evaluates the collectibility of both interest and principal of these investments to determine whether a reserve is necessary.

               For both FMBs and promissory notes, interest income is recognized at the stated rate when collectibility of future amounts is reasonably assured. Interest income from FMBs with modified terms where the collectibility of future amounts is uncertain is recognized based upon expected cash receipts.

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

           i)  Fair value of financial instruments

               As described in Note 2.b. above, the Partnership's investments in FMBs are carried at estimated fair values. The Partnership has determined that the fair value of its remaining financial instruments, including its temporary investments, cash and cash equivalents, promissory notes receivable and loan payable approximate their carrying values.

           j)  Reclassifications

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

           During 1991, a forbearance agreement was finalized with the owners of the North Glen property. The General Partners further modified the North Glen forbearance agreement on April 1993 to allow the owner to make debt payments at a pay rate of 6.0% per annum through December 1995 at which time the rate was scheduled to increase to the stated rate of 8.5% per annum, however, the General Partners extended the forbearance agreement through December 15, 1997.

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

           For several properties collateralizing FMBs (High Pointe Club securing an $8,900,000 FMB; Greenway Manor, securing a $12,850,000 FMB and Cedar Creek, securing an $8,100,000 FMB) the original owners of the underlying properties and obligors of the FMBs were replaced by affiliates of the Related General Partner who have not made equity investments in the underlying properties. These entities have assumed the day-to-day responsibilities and obligations of operating the underlying properties. Buyers are being sought who would make equity investments in the underlying properties and assume the nonrecourse obligations for the FMB's. Although certain of these properties are not producing sufficient cash flow to fully service the debt, the Partnership has no present intention to declare a default on these FMBs.

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

           The cost basis of the FMBs at December 31, 1995 and 1994 was $127,568,506 and $127,938,510, respectively. The net unrealized loss on FMBs consists of gross unrealized gains and losses of $3,150,835 and $6,050,282, respectively, at December 31, 1995 and $1,855,513 and $6,138,791, respectively, at December 31, 1994.

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993



NOTE 3  -    Participating First Mortgage Bonds (continued)

             Descriptions of the various FMBs owned by the Partnership at December 31, 1995 are as follows:

                                                       Minimum                                                           Carrying
                                        Average        Pay Rate     Stated                                                Amount
                                      Interest Rate  at December   Interest                                             at December
Property           Location           Paid in 1995*    31,1995*     Rate*    Call Date    Maturity Date   Face Amount   31, 1995 (E)
- - --------           --------           -------------    --------     -----    ---------    -------------   -----------   ------------

The Mansion        Independence, MO   5.70%   (B)       5.23%        5.23%   April 2006     April 2008   $ 19,450,000   $ 18,646,804
Martin's Creek     Summerville, SC    7.00    (D)       7.25         8.25    Mar. 2000      May 2010        7,300,000      6,777,426
East Ridge         Mt. Pleasant, SC   6.90    (D)       7.25         8.25    Mar. 2000      May 2010        8,700,000      8,437,325
High Pointe Club   Harrisburg, PA     6.10              (A)          8.50    June 1998      June 2006       8,900,000      7,554,651
Cypress Run        Tampa, FL          6.70              (A)          8.50    Aug. 1998      Aug. 2006      15,402,428     13,902,586
Thomas Lake        Eagan, MN          8.30    (C)       8.25         8.50    Aug. 1998      Aug. 2006      12,975,000     13,217,487
North Glen         Atlanta, GA        6.00              6.00         8.50    Aug. 1998      Aug. 2008      12,400,000     11,113,192
Greenway Manor     St. Louis, MO      8.60    (C)       8.50         8.50    Oct. 1998      Sept. 2006     12,850,000     13,744,484
Clarendon Hills    Hayward, CA        5.52              5.52         5.52    Dec. 2003      Dec. 2003      17,600,000     14,934,389
Cedar Creek        McKinney, TX       6.60              (A)          8.50    Dec. 1998      Dec. 2006       8,100,000      8,175,536
Sunset Terrace     Lancaster, CA      6.10              (A)          8.00    Feb. 1999      Feb. 2007      10,350,000      8,165,179
                                                                                                         ------------   ------------
                                                                                                         $134,027,428   $124,669,059
                                                                                                         ============   ============

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

(E)  The FMBs are carried at their estimated fair values at December 31, 1995.

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

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993

NOTE 5  -  Income Taxes

           Following is a reconciliation of net income for financial statement purposes with net income for Federal income tax reporting purposes:

                                                      1995         1994           1993
                                                  -----------   -----------   -----------

            Net income per financial statements   $ 5,969,215   $ 5,685,890   $ 4,135,774
              Loss on impairment of assets            500,000     1,350,000     1,905,000
              Provision for uncollectible
               receivable                                   0             0       830,000
              Uncollected interest on FMBs          1,570,781     1,707,305     1,693,376
              Property tax loan deferred for
               tax reporting purposes, net                  0             0       325,969
              Nondeductible interest expense          374,452       311,255       247,524
              Uncollected interest on
               promissory notes                       254,400       254,400       243,248
              Amortization of bond selection fees     150,055       150,056       150,056
              Amortization of valuation allowance    (130,001)     (130,012)     (130,012)
              Loss from debt restructure                    0    (3,632,747)            0
              Other, net                              (84,697)     (196,913)     (224,618)
                                                  -----------   -----------   -----------

            Net income for tax purposes           $ 8,604,205   $ 5,499,234   $ 9,176,317
                                                  ===========   ===========   ===========

           Net income for tax purposes is generally exempt from Federal income tax. The differences between the tax and book bases of partners' capital are primarily attributable to the cumulative effect of the book to tax income adjustments, the recording of distributions and the Partnership's accounting for the FMBs at fair value for book purposes and cost for tax purposes.

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

                                                          1995         1994            1993
                                                      -----------   -----------    -----------

           Prudential-Bache Properties, Inc.
             and affiliates
             General and administrative               $    93,392   $    93,000    $   108,729
             Management fee                               335,937       335,937        335,937
                                                      -----------   -----------    -----------

                                                          429,329       428,937        444,666
                                                      -----------   -----------    -----------

           Related Tax Exempt Bond Associates, Inc.
             and affiliates
             General and administrative                    39,723        28,246         41,427
             Management fee                               335,938       335,938        335,938
             Loan servicing fees                          335,068       335,938        335,938
                                                      -----------   -----------    -----------

                                                          710,729       700,122        713,303
                                                      -----------   -----------    -----------

                                                      $ 1,140,058   $ 1,129,059    $ 1,157,969
                                                      ===========   ===========    ===========

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

           The Related General Partner has been engaged in settlement negotiations with counsel for the plaintiffs. In the event a settlement cannot be reached, the Related General Partner believes it has meritorious defenses to the consolidated complaint and intends to vigorously defend against this action.

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993

NOTE 8  -  Selected Quarterly Financial Data (unaudited)


                                                                      1995 Quarter ended
                                                  --------------------------------------------------------
                                                    March 31        June 30    September 30   December 31
                                                  ------------   ------------  ------------   ------------
Interest income from participating
  first mortgage bonds                            $  2,359,498   $  2,320,794  $  2,274,988   $  2,291,156
                                                  ============   ============  ============   ============

Provision for loss on impairment of assets        $          0   $          0  $          0   $    500,000
                                                  ============   ============  ============   ============

Net income                                        $  1,689,483   $  1,562,255  $  1,590,145   $  1,127,332
                                                  ============   ============  ============   ============

Net income per BUC                                $       0.21   $       0.19  $       0.20   $       0.14
                                                  ============   ============  ============   ============


                                                                      1994 Quarter ended
                                                     March 31      June 30      September 30   December 31
Interest income from participating
  first mortgage bonds                            $  2,413,662   $  2,399,131  $  2,148,302   $  2,415,695
                                                  ============   ============  ============   ============

Provision for loss on impairment of assets        $          0   $          0  $          0   $  1,350,000
                                                  ============   ============  ============   ============

Net income                                        $  1,914,411   $  1,870,368  $  1,594,240   $    306,871
                                                  ============   ============  ============   ============

Net income per BUC                                $       0.24   $       0.23  $       0.20   $       0.04
                                                  ============   ============  ============   ============

NOTE 9  -  Subsequent Events

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

           As of March 1, 1996, directors and officers of the Related General Partner own directly or beneficially BUC$ issued by the Registrant as follows:

          Title of           Name of           Amount and Nature of
           Class      Directors and Officers   Beneficial Ownership     Percent of Class
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

           Title of    Name and address of             Amount and Nature of
           Class       Beneficial Owner                Beneficial Ownership   Percent of Class
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

                                     PART IV

Item 14.       Exhibits, Financial Statement Schedule and
               Reports on Form 8-K.

                                                                      Sequential
                                                                         Page
                                                                      ----------

(a) 1.         Financial Statements

               Independent Auditors' Report                               17

               Statements of Financial Condition as of
               December 31, 1995 and 1994                                 18

               Statements of Income for the years ended
               December 31, 1995, 1994 and 1993                           19

               Statements of Changes in Partners' Capital
               (Deficit) for the years ended December 31,
               1995, 1994 and 1993                                        20

               Statements of Cash Flows for the years ended
               December 31, 1995, 1994 and 1993                           21

               Notes to Financial Statements                              23

(a) 2.         Financial Statement Schedules

               Schedule II-Valuation and Qualifying Accounts
               and Reserves for the three years ended
               December 31, 1995                                          47

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

3(c) and 4(c)  Amendment No. 1 to the Partnership Agreement,
               dated October 1, 1995 (incorporated by
               reference to Exhibit 3(c) and 4(c) in the Registrant's Annual Report on Form 10-K dated
               December 31, 1995)

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

Item 14.       Exhibits, Financial Statement Schedule and
               Reports on Form 8-K. (continued)

                                                                      Sequential
                                                                         Page
                                                                      ----------

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

Item 14.       Exhibits, Financial Statement Schedule and
               Reports on Form 8-K. (continued)

                                                                      Sequential
                                                                         Page
                                                                      ----------

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

Item 14.       Exhibits, Financial Statement Schedule and
               Reports on Form 8-K. (continued)

                                                                      Sequential
                                                                         Page
                                                                      ----------
10(x)          Promissory Note dated January 15, 1993
               between the Registrant and RHA Inc.
               (incorporated be reference to Exhibit 10(x) in the Registrant's Quarterly Report on Form
               10-Q dated June 30, 1993)

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

10(af)         Amended Settlement Agreement for the North
               Glen First Mortgage dated May 1, 1996 (filed
               herewith)                                                48

27             Financial Data Schedule (filed herewith)                 51


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

Summit Tax Exempt Bond Fund, L.P.

By:  Related Tax Exempt Bond Associates, Inc.
     A Delaware corporation, General Partner

     By: Alan P. Hirmes                                  Date: August 13, 1996
         --------------
         Alan P. Hirmes
         Vice President

By:  Prudential-Bache Properties, Inc.
     A Delaware corporation, General Partner

     By: Eugene D. Burak                                 Date: August 13, 1996
         ---------------
         Eugene D. Burak
         Vice President

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partners) and on the dates indicated.

By:  Related Tax Exempt Bond Associates, Inc.
     A Delaware corporation, General Partner

     By: J. Michael Fried                                Date: August 13, 1996
         ----------------
         J. Michael Fried
         President and Director


     By: Alan P. Hirmes                                  Date: August 13, 1996
         --------------
         Alan P. Hirmes
         Vice President


     By: Lawrence J. Lipton                              Date: August 13, 1996
         ------------------
         Lawrence J. Lipton
         Treasurer

     By: Stephen M. Ross                                 Date: August 13, 1996
         ---------------
         Stephen M. Ross
         Director

By:  Prudential-Bache Properties, Inc.
     A Delaware corporation, General Partner

     By: Thomas F. Lynch, III                            Date: August 13, 1996
         --------------------
         Thomas F. Lynch, III
         President, Chief Executive Officer,
         Chairman of the Board of Directors and Director


     By: Barbara J. Brooks                               Date: August 13, 1996
         -----------------
         Barbara J. Brooks
         Vice President-Finance and Chief Financial Officer


     By: Eugene D. Burak                                 Date: August 13, 1996
         ---------------
         Eugene D. Burak
         Vice President

     By: ________________                                Date: August 13, 1996
         Frank W. Giordano
         Director

     By: Nathalie P. Maio                                Date: August 13, 1996
         ----------------
         Nathalie P. Maio
         Director

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)

          Schedule II - Valuation and Qualifying Accounts and Reserves

Valuation allowance for uncollectible receivables

                                                            Additions
                               Additions     Deductions   (Deductions)
                 Balance at    Amounts        Amounts       Amounts
Year ended       beginning     reserved      recovered    reclassified   Balance at
December 31,      of year     during year   during year    during year   end of year
- - ------------     ----------   -----------   -----------    -----------   -----------

   1995          $   57,276   $         0   $         0   $          0   $    57,276
   1994              57,276             0             0              0        57,276
   1993              57,276             0             0              0        57,276


Valuation allowance for promissory notes

                                                            Additions
                               Additions     Deductions   (Deductions)
                 Balance at    Amounts        Amounts       Amounts
Year ended       beginning     reserved      recovered    reclassified   Balance at
December 31,      of year     during year   during year    during year   end of year
- - ------------     ----------   -----------   -----------    -----------   -----------

   1995          $1,276,000   $         0   $         0   $          0   $ 1,276,000
   1994           1,276,000             0             0              0     1,276,000
   1993                   0     1,276,000             0              0     1,276,000