Form 10-Q/A
period 1996-03-31
SUMMIT TAX EXEMPT BOND FUND LP
filed 1996-08-14
CIK 786156

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A-1

(Mark One)

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- - --- ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 1-9373

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
            -------------------------------------------------------
            (Exact names of registrant as specified in its charter)

                         Delaware                                                                 13-3323104
- - --------------------------------------------------------------                          -----------------------------------
(State or other jurisdiction of incorporation or organization)                          (I.R.S. Employer Identification No.)

        625 Madison Avenue, New York, New York                                                      10022
- - --------------------------------------------------------------                          ------------------------------------
                 (Address of principal executive offices)                                         (Zip Code)

Registrant's telephone number, including area code (212) 421-5333

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                        STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)


                                                                               March 31,       December 31,
                                                                                 1996              1995
                                                                               ---------       ------------
                                     ASSETS
Participating first mortgage bonds-at fair value                             $124,701,559      $124,669,059
Temporary investments                                                           2,250,000         1,350,000
Cash and cash equivalents                                                         127,432           626,391
Promissory notes receivable, net                                                6,745,342         6,823,335
Deferred bond selection fees, net                                               1,670,704         1,708,218
Interest receivable, net                                                          811,248           829,565
Deferred financing fees, net                                                      229,028           260,985
Other assets                                                                            0            10,776
                                                                             ------------      ------------

Total assets                                                                 $136,535,313      $136,278,329
                                                                             ============      ============

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Loan payable                                                              $ 13,680,866      $ 13,680,866
   Deferred income                                                              1,053,167         1,143,191
   Due to affiliates                                                              298,514            49,262
   Accounts payable and accrued expenses                                          119,916           124,850
                                                                             ------------      ------------


Total liabilities                                                              15,152,463        14,998,169
                                                                             ------------      ------------

Contingencies

Partners' capital (deficit):
   BUC$holders (7,906,234 BUC$
     issued and outstanding)                                                  124,656,081       124,555,445
   General partners                                                              (373,784)         (375,838)
   Net unrealized loss on participating
     first mortgage bonds                                                      (2,899,447)       (2,899,447)
                                                                             ------------      ------------

Total partners' capital                                                       121,382,850       121,280,160
                                                                             ------------      ------------

Total liabilities and partners' capital                                      $136,535,313      $136,278,329
                                                                             ============      ============


See accompanying notes to financial statements

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                                               March 31,       December 31,
                                                                                 1996              1995
                                                                               ---------       ------------
Revenues:

   Interest income:
     Participating first mortgage bonds, net                                   $2,405,750        $2,359,498
     Promissory notes                                                             158,734           150,475
     Temporary investments                                                         15,687            20,812
                                                                               ----------        ----------

     Total revenues                                                             2,580,171         2,530,785
                                                                               ----------        ----------

Expenses:

   Interest expense                                                               330,807           345,738
   Management fees                                                                167,969           167,969
   Loan Servicing Fees                                                             83,309            82,620
   General and administrative                                                      80,254            91,505
   Legal expense                                                                   51,478            84,000
   Amortization of deferred bond selection fees                                    37,514            37,514
   Amortization of deferred financing fees                                         31,957            31,956
                                                                               ----------        ----------

     Total expenses                                                               783,288           841,302
                                                                               ----------        ----------

     Net income                                                                $1,796,883        $1,689,483
                                                                               ==========        ==========

Allocation of Net Income:

   BUC$holders                                                                 $1,760,945        $1,655,693
                                                                               ==========        ==========
   General Partners                                                            $   35,938        $   33,790
                                                                               ==========        ==========

Net income per BUC                                                             $      .22        $      .21
                                                                               ==========        ==========


See accompanying notes to financial statements

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                                                                                 Net Unrealized
                                                                                             Loss on Participating
                                             Total          BUC$holders    General Partners  First Mortgage Bonds
                                         -------------      -----------    ---------------   --------------------
Partners' capital (deficit) -
   January 1, 1996                       $121,280,160     $124,555,445      $(375,838)       $(2,899,447)

Net income                                  1,796,883        1,760,945         35,938                  0

Distributions                              (1,694,193)      (1,660,309)       (33,884)                 0
                                         ------------     ------------      ---------        -----------

Partners' capital (deficit) -
   March 31, 1996                        $121,382,850     $124,656,081      $(373,784)       $(2,899,447)
                                         ============     ============      =========        ===========




See accompanying notes to financial statements

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                             ------------------------------
                                                                                  1996              1995
                                                                             ------------       -----------
Cash flows from operating activities:
   Interest received                                                         $ 2,533,017       $ 2,524,077
   Fees and expenses paid                                                       (127,916)         (191,332)
   Interest paid                                                                (330,807)         (345,738)
                                                                             -----------       -----------

Net cash provided by operating activities                                      2,074,294         1,987,007
                                                                             -----------       -----------

Cash flows from investing activities:
   Net purchase of temporary investments                                        (900,000)         (400,611)
                                                                             -----------       -----------

Cash flows from financing activities:
   Distributions paid                                                         (1,694,193)       (1,694,193)
   Principal payments on promissory note                                          20,940                 0
                                                                             -----------       -----------

Net cash used in financing activities                                         (1,673,253)       (1,694,193)
                                                                             -----------       -----------

Net decrease in cash and cash equivalents                                       (498,959)         (107,797)

Cash and cash equivalents at beginning of period                                 626,391           173,689
                                                                             -----------       -----------

Cash and cash equivalents at end of period                                   $   127,432       $    65,892
                                                                             ===========       ===========
Schedule reconciling net income to net cash
   provided by operating activities:

Net income                                                                   $ 1,796,883       $ 1,689,483
                                                                             -----------       -----------
Adjustments to reconcile net income to net cash
   provided by operating activities:

Accretion of valuation allowance                                                 (32,500)          (32,503)
Amortization of deferred income                                                  (32,971)          (32,971)
Amortization of deferred bond selection fees                                      37,514            37,514
Amortization of deferred financing fees                                           31,957            31,956

Changes in:
   Promissory notes receivable, net                                               57,053            67,936
   Interest receivable                                                            18,317            58,766
   Other assets                                                                   10,776             6,128
   Deferred income                                                               (57,053)          (67,936)
   Accounts payable and accrued expenses                                          (4,934)          (30,951)
   Due to affiliates                                                             249,252           259,585
                                                                             -----------       -----------

Total adjustments                                                                277,411           297,524
                                                                             -----------       -----------

Net cash provided by operating activities                                    $ 2,074,294       $ 1,987,007
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

              Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K/A-1 filed with the Securities and Exchange Commission for the year ended December 31, 1995.

NOTE 2  -     Participating First Mortgage Bonds ("FMB's")

              Pursuant to a review of the Partnership's financial statements by the SEC staff in 1996 and in accordance with others in the industry, the Partnership agreed that it will account for its investments in the FMBs as debt securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") effective January 1, 1994, and has restated its financial statements for the quarter ended March 31, 1996 and the year ended December 31, 1995 to reflect this change in accounting treatment.

              The change in accounting treatment does not affect cash flow or payments received by the Partnership from the properties, level of distributions to BUC$Holders, the tax-exempt nature of the Partnership's net income or the obligation under the FMBs.

              The Partnership has a right to require redemption of the FMBs approximately twelve years after their issuance. The Partnership anticipates holding the FMBs for approximately 12 to 15 years from the date of issuance; however, it can elect to hold until maturity. As such, SFAS 115 requires the Partnership to classify these investments as "available for sale." Accordingly, investments in FMBs are carried at their estimated fair values, with unrealized gains and losses reported in a separate component of partners' capital. This accounting resulted in cumulative net unrealized losses of approximately $2,899,000 at March 31, 1996 and December 31, 1995. Again, unrealized holding gains or losses do not affect the cash flow generated from property operations, distributions to BUC$holders, the characterization of the tax-exempt income stream or the financial obligations under the FMBs.

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

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (Unaudited)

NOTE 2  -     Participating First Mortgage Bonds ("FMB's") (continued)

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

              The cost basis of the FMBs at March 31, 1996 and December 31, 1995 was $127,601,006 and $127,568,506, respectively. The net unrealized loss on FMBs consists of gross unrealized gains and losses of $3,150,835 and $6,050,282, respectively, at March 31, 1996 and December 31, 1995.

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

              Descriptions of the FMBs owned by the Partnership at March 31, 1996 are as follows:

                                      Annualized
                                      Interest Rate
                                      Paid for the     Minimum
                                      three months      Annual                                                            Carrying
                                           ended       Pay Rate     Stated                                                Amount
                                       March 31,       at March     Interest                Maturity                      at March
Property           Location               1996*        31, 1996*    Rate*      Call Date       Date      Face Amount    31, 1996 (D)
- - -----------        --------            ------------    ---------    --------   ---- ----    --------     -----------   -------------
The Mansion        Independence, MO     6.27%(B)         5.23%       5.23%     Dec. 2004    May   2010   $19,450,000   $ 18,646,804
Martin's Creek     Summerville, SC      6.64 (C)         7.50        8.25      Mar. 2000    May   2010     7,300,000      6,792,256
East Ridge         Mt. Pleasant, SC     7.55 (C)         7.50        8.25      Mar. 2000    May   2010     8,700,000      8,454,995
High Pointe Club   Harrisburg, PA       6.76             (A)         8.50      Jun. 1998    Jun.  2006     8,900,000      7,554,651
Cypress Run        Tampa, FL            5.86             (A)         8.50      Aug. 1998    Aug.  2006    15,402,428     13,902,586
Thomas Lake        Eagan, MN            8.25             8.25        8.50      Aug. 1998    Aug.  2006    12,975,000     13,217,487
North Glen         Atlanta, GA          6.00             6.00        8.50      Aug. 1998    Aug.  2008    12,400,000     11,113,192
Greenway Manor     St. Louis, MO        8.83             8.50        8.50      Oct. 1998    Sept. 2006    12,850,000     13,744,484
Clarendon Hills    Hayward, CA          5.52             5.52        5.52      Dec. 2003    Dec.  2003    17,600,000     14,934,389
Cedar Creek        McKinney, TX         7.56             (A)         8.50      Dec. 1998    Dec.  2006     8,100,000      8,175,536
Sunset Terrace     Lancaster, CA        4.38             (A)         8.00      Feb. 1999    Feb.  2007    10,350,000      8,165,179
                                                                                                        ------------   ------------
                                                                                                        $134,027,428   $124,701,559
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

(D)   The FMBs are carried at their estimated fair values at March 31, 1996.

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

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                  --------------------------
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

              The Related General Partner has been engaged in settlement negotiations with counsel for the palaintiffs. In the event a settlement can not be reached, the Related General Partner believes it has meritorious defenses to the consolidated complaint and intends to vigorously defend against this action.

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

Results of Operations

              Pursuant to a review of the Partnership's financial statements by the SEC staff in 1996 and in accordance with others in the industry, the Partnership agreed that it will account for its investments in the FMBs as debt securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") effective January 1, 1994, and has restated its financial statements for the quarter ended March 31, 1996 and the year ended December 31, 1995 to reflect this change in accounting treatment.

              The change in accounting treatment does not affect cash flow or payments received by the Partnership from the properties, level of distributions to BUC$Holders, the tax-exempt nature of the Partnership's net income or the obligation under the FMBs.

              The Partnership has a right to require redemption of the FMBs approximately twelve years after their issuance. The Partnership anticipates holding the FMBs for approximately 12 to 15 years from the date of issuance; however, it can elect to hold until maturity. As such, SFAS 115 requires the Partnership to classify these investments as "available for sale." Accordingly, investments in FMBs are carried at their estimated fair values, with unrealized gains and losses reported in a separate component of partners' capital. This accounting resulted in cumulative net unrealized losses of approximately $2,899,000 at March 31, 1996 and December 31, 1995. Again, unrealized holding gains or losses do not affect the cash flow generated from property operations, distributions to BUC$holders, the characterization of the tax-exempt income stream or the financial obligations under the FMBs.

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

              Interest income from temporary investments decreased by approximately $5,000 for the three months ended March 31, 1996 as compared to 1995 primarily due to lower interest rates.

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

Property Information

              The following table lists the FMBs the Partnership owns together with occupancy rates of the underlying properties as of April 28, 1996:

                                                                                       Annualized
                                                                                       Interest
                                                                                       Rate Paid
                                                                                       for the three   Minimum
                                                                           Stated      months ended    Pay Rate at
                                                                           Interest    March           March 31,
Property              Location        Face Amount         Occupancy        Rate*       31, 1996*         1996*
- - --------              --------        -----------         ---------        -----       ---------       ----------
The Mansion      Independence, MO     $ 19,450,000          98.7%          5.23%        6.27%(B)        5.23%
Martin's Creek   Summerville, SC         7,300,000          94.9           8.25         6.64 (C)        7.50
East Ridge       Mt. Pleasant, SC        8,700,000          94.4           8.25         7.55 (C)        7.50
High Pointe
  Club           Harrisburg, PA          8,900,000          98.3           8.50         6.76            (A)
Cypress Run      Tampa, FL              15,402,428          90.1           8.50         5.86            (A)
Thomas Lake      Eagan, MN              12,975,000          99.1           8.50         8.25            8.25
North Glen       Atlanta, GA            12,400,000          96.1           8.50         6.00            6.00
Greenway
  Manor          St. Louis, MO          12,850,000         100.0           8.50         8.83            8.50
Clarendon Hills  Hayward, CA            17,600,000         100.0           5.52         5.52            5.52
Cedar Creek      McKinney, TX            8,100,000          98.8           8.50         7.56            (A)
Sunset Terrace   Lancaster, CA          10,350,000          81.0           8.00         4.38            (A)
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

Item 2.       Changes in Securities - None

Item 3.       Defaults Upon Senior Securities - None

Item 4.       Submission of Matters to a Vote of Security Holders - None

Item 5.       Other information - None

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

                  27     Financial Data Schedule (filed herewith).

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES
                                   ----------

              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        SUMMIT TAX EXEMPT BOND FUND, L.P.

                   By: Related Tax Exempt Bond Associates, Inc. A Delaware corporation, General Partner

Date: August 13, 1996     By:   /s/ Alan P. Hirmes
                                ------------------
                                Alan P. Hirmes
                                Vice President


Date: August 13, 1996     By:   /s/ Lawrence J. Lipton
                                ----------------------
                                Lawrence J. Lipton
                                Treasurer
                                (Principal Financial and Accounting Officer)

                   By:    Prudential-Bache Properties, Inc.
                          A Delaware corporation, General Partner

Date: August 13, 1996     By:   /s/ Eugene D. Burak
                                -------------------
                                Eugene D. Burak
                                Vice President