Form 10-Q
period 1996-06-30
SUMMIT TAX EXEMPT BOND FUND LP
filed 1996-08-14
CIK 786156

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ---  EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1996


                                       OR


____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


                          Commission File Number 1-9373


                        SUMMIT TAX EXEMPT BOND FUND, L.P.
             ------------------------------------------------------
             (Exact names of registrant as specified in its charter)



         Delaware                                           13-3323104
- - -----------------------------               -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


625 Madison Avenue, New York, New York                                    10022
- - ---------------------------------------                              ----------
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
                                   (Unaudited)


                                     ASSETS

                                                      June 30,   December 31,
                                                        1996         1995
                                                  ------------   ------------

Participating first mortgage bonds-at fair value  $124,734,059   $124,669,059
Temporary investments                                2,300,000      1,350,000
Cash and cash equivalents                               69,953        626,391
Promissory notes receivable, net                     6,723,954      6,823,335
Deferred bond selection fees, net                    1,633,189      1,708,218
Interest receivable, net                               807,408        829,565
Deferred financing fees, net                           197,071        260,985
Other assets                                             5,036         10,776
                                                  ------------   ------------

Total assets                                      $136,470,670   $136,278,329
                                                  ============   ============


                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Loan payable                                   $ 13,680,866   $ 13,680,866
   Deferred income                                   1,020,197      1,143,191
   Due to affiliates                                   327,902         49,262
   Accounts payable and accrued expenses                99,612        124,850
                                                  ------------   ------------



Total liabilities                                   15,128,577     14,998,169
                                                  ------------   ------------


Contingencies

Partners' capital (deficit):
   BUC$holders (7,906,234 BUC$
     issued and outstanding)                      124,616,140     124,555,445
   General Partners                                  (374,600)       (375,838)
   Net unrealized loss on participating
     first mortgage bonds                          (2,899,447)     (2,899,447)
                                                  ------------   ------------

Total partners' capital                           121,342,093     121,280,160
                                                  ------------   ------------

Total liabilities and partners' capital          $136,470,670    $136,278,329
                                                 ============    ============


See accompanying notes to financial statements

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                              STATEMENTS OF INCOME
                                   (Unaudited)



                                                Three Months Ended              Six Months Ended
                                                   June 30,                        June 30
                                           -----------------------     --------------------------
                                           1996             1995            1996          1995
                                           ----             ----            ----          ----

Revenues:

   Interest income:
     Participating first mortgage
       bonds, net                        $2,293,601      $2,320,794     $4,699,351     $4,680,292
     Promissory notes                       137,615         156,729        296,349        307,204
     Temporary investments                   17,633          22,197         33,320         43,009
                                         ----------      ----------     ----------     ----------

     Total revenues                       2,448,849       2,499,720      5,029,020      5,030,505
                                         ----------      ----------     ----------     ----------

Expenses:

   Interest                                 327,942         350,542        658,749        696,280
   Management fees                          167,969         167,969        335,938        335,938
   Loan servicing fees                       83,310          83,537        166,619        166,157
   General and administrative                88,644          93,273        168,898        184,778
   Legal                                     58,075         172,671        109,553        256,671
   Amortization of deferred bond
     selection fees                          37,515          37,515         75,029         75,029
   Amortization of deferred
     financing fees                          31,957          31,958         63,914         63,914
                                         ----------      ----------     ----------     ----------

     Total expenses                         795,412         937,465      1,578,700      1,778,767
                                         ----------      ----------     ----------     ----------

     Net Income                          $1,653,437      $1,562,255     $3,450,320     $3,251,738
                                         ==========      ==========     ==========     ==========

Allocation of Net Income:

   BUC$holders                           $1,620,369      $1,531,010     $3,381,314     $3,186,703
                                         ==========      ==========     ==========     ==========

   General Partners                      $   33,068      $   31,245     $   69,006     $   65,035
                                         ==========      ==========     ==========     ==========

Net Income per BUC                       $      .21      $      .19     $      .43     $      .40
                                         ==========      ==========     ==========     ==========

See accompanying notes to financial statements

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)



                                                                                         Net Unrealized
                                                                                     Loss on Participating
                                         Total      BUC$holders     General Partners  First Mortgage Bonds
                                    ------------    -----------     ----------------  --------------------
Partners' capital (deficit) -
   January 1, 1996                  $121,280,160    $124,555,445       $ (375,838)       $ (2,899,447)

Net income                             3,450,320       3,381,314           69,006                   0

Distributions                         (3,388,387)     (3,320,619)         (67,768)                  0
                                    ------------     -----------        ---------        ------------

Partners' capital (deficit) -
   June 30, 1996                    $121,342,093    $124,616,140       $ (374,600)       $ (2,899,447)
                                    ============    ============       ==========        ============




See accompanying notes to financial statements

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Six Months Ended
                                                             June 30,
                                                     -------------------------
                                                         1996           1995
                                                     ----------     ----------
Cash flows from operating activities:
   Interest received, net                            $4,920,237     $5,635,194
   Loan made to property affiliate                            0       (721,266)
   Fees and expenses paid                              (521,866)      (749,978)
   Interest paid                                       (658,749)      (580,905)
                                                     ----------     ----------

Net cash provided by operating activities             3,739,622      3,583,045
                                                     ----------     ----------


Cash flows from investing activities:
   Net (purchase) sale of temporary investments        (950,000)        30,181
                                                     ----------     ----------


Cash flows from financing activities:
   Distributions paid                                (3,388,387)    (3,388,386)
   Principal payments on promissory note                 42,327              0
                                                     ----------     ----------


Net cash used in financing activities                (3,346,060)    (3,388,386)
                                                     ----------     ----------


Net (decrease) increase in cash and cash equivalents   (556,438)       224,840

Cash and cash equivalents at beginning of period        626,391        173,689
                                                     ----------     ----------


Cash and cash equivalents at end of period           $   69,953    $   398,529
                                                     ==========    ===========


Schedule reconciling net income to net cash
   provided by operating activities:
Net income                                           $3,450,320     $3,251,738
                                                     ----------     ----------

Adjustments to reconcile net income to net cash
   provided by operating activities:
Accretion of valuation allowance                        (65,000)       (65,006)
Amortization of deferred income                         (65,940)       (65,941)
Amortization of deferred bond selection fees             75,029         75,029
Amortization of deferred financing fees                  63,914         63,914

Changes in:
   Promissory notes receivable, net                      57,054        103,019
   Interest receivable, net                              22,157         14,370
   Other assets                                           5,740        (23,706)
   Deferred income                                      (57,054)      (103,019)
   Accounts payable and accrued expenses                (25,238)        69,782
   Due to affiliates                                    278,640        262,865
                                                     ----------     ----------

Total adjustments                                       289,302        331,307
                                                     ----------     ----------

Net cash provided by operating activities            $3,739,622     $3,583,045
                                                     ==========     ==========

See accompanying notes to financial statements

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)


NOTE 1  -  General

            These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Summit Tax Exempt Bond Fund, L.P. (the "Partnership") as of June 30, 1996 and the results of its operations for the three and six months ended June 30, 1996 and 1995 and its cash flows for the six months ended June 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

            The Partnership accounts for its investments in the FMBs as debt securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115").

            The Partnership has a right to require redemption of the FMBs approximately twelve years after their issuance. The Partnership anticipates holding the FMBs for approximately 12 to 15 years from the date of issuance; however, it can elect to hold until maturity. As such, SFAS 115 requires the Partnership to classify these investments as "available for sale." Accordingly, investments in FMBs are carried at their estimated fair values with unrealized gains and losses reported in a separate component of partners' capital. Unrealized holding gains or losses do not affect the cash flow generated from property operations, distributions to BUC$holders, the characterization of the tax-exempt income stream or the financial obligations under the FMBs.

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

            With regard to the Highpointe FMB, a letter of credit was originally issued by Chemical Bank to enhance $3,250,000 of bonds issued by the local taxing authority in 1989, which were secured in a pari passu first mortgage position with the Partnership's FMB. The proceeds were used for construction overruns and to complete the project. In return for extending the expiration date of the original letter of credit, Chemical Bank, required the Partnership to agree to unconditionally purchase the 1989 bonds if they are not otherwise refinanced or obtain a replacement letter of credit by the time of the expiration of this extended letter of credit.

            With respect to the FMBs which are subject to forbearance agreements with the respective obligors, the difference between the stated interest rates and the rates paid (whether deferred and payable out of available future cash flow or, ultimately, from sale or refinancing proceeds) on FMBs is not accrued for financial statement purposes. The accrual of interest at the stated interest rate will resume once a property's ability to pay the stated rate has been adequately demonstrated. Unrecorded contractual interest income was approximately $338,000 and $570,000 for the six months ended June 30, 1996 and 1995, respectively.

            The cost basis of the FMBs at June 30, 1996 and December 31, 1995 was $127,633,506 and $127,568,506, respectively. The net unrealized loss on FMBs consists of gross unrealized gains and losses of $3,150,835 and $6,050,282, respectively, at both June 30, 1996 and December 31, 1995.

                             SUMMIT TAX EXEMPT L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)



NOTE 2 -  Participating First Mortgage Bonds (continued)

Descriptions of the various FMBs owned by the Partnership at June 30, 1996 are as follows:


                                       Annualized
                                       Interest Rate
                                       Paid for the
                                       six months      Minimum                                                         Carrying
                                          ended       Pay Rate     Stated                                                 Amount
                                         June 30,      at June     Interest                  Maturity                   at June 30,
Property            Location              1996*       30, 1996*     Rate*      Call Date       Date      Face Amount     1996 (E)
- - --------            --------           -----------    ---------     ------     ---------    ---------    -----------     ---------

The Mansion         Independence, MO      6.40% (B)    5.23%         5.23%     Apr. 2006    Apr.  2008   $ 19,450,000   $ 18,646,804
Martin's Creek      Summerville, SC       6.67  (C)    7.50          8.25      Mar. 2000    May   2010      7,300,000      6,807,085
East Ridge          Mr. Pleasant, SC      7.13  (C)    7.50          8.25      Mar. 2000    May   2010      8,700,000      8,472,666
High Pointe Club    Harrisburg, PA        6.76         (A)           8.50      Jun. 1998    Jun.  2006      8,900,000      7,554,651
Cypress Run         Tampa, FL             5.61         (A)           8.50      Aug. 1998    Aug.  2006     15,402,428     13,902,586
Thomas Lake         Eagan, MN             8.25         8.25          8.50      Aug. 1998    Aug.  2006     12,975,000     13,217,487
North Glen          Atlanta, GA           6.00         6.00          8.50      Aug. 1998    Aug.  2008     12,400,000     11,113,192
Greenway Manor      St. Louis, MO         9.05  (D)    8.50          8.50      Oct. 1998    Sept. 2006     12,850,000     13,744,484
Clarendon Hills     Hayward, CA           5.52         5.52          5.52      Dec. 2003    Dec.  2003     17,600,000     14,934,389
Cedar Creek         McKinney, TX          7.79         (A)           8.50      Dec. 1998    Dec.  2006      8,100,000      8,175,536
Sunset Terrace      Lancaster, CA         4.83         (A)           8.00      Feb. 1999    Feb.  2007     10,350,000      8,165,179
                                                                                                         ------------   ------------

                                                                                                         $134,027,428   $124,734,059
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

(B) Includes contingent interest paid during the six months ended June 30, 1996.

(C) Any deficit in the actual annual pay rate is restored as of the property's fiscal year end based on audited financial statements to no less than the minimum pay rate.

(D)  Includes receipt of deferred base interest related to prior periods.

(E)  The FMBs are carried at their estimated fair values at June 30, 1996.

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
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

                                       Three Months Ended    Six Months Ended
                                            June 30,            June 30,
                                       -----------------   --------------------
                                        1996       1995        1996       1995
                                        ----       ----        ----       ----
    PBP and affiliates:
      General and administrative    $  1,722   $  29,991   $ 23,452   $  56,793
      Management fee                  83,985      83,985    167,969     167,969
                                    --------    --------   --------    --------
                                      85,707     113,976    191,421     224,762
                                    --------    --------   --------    --------
    The Related General Partner
       and affiliates:
    General and administrative        17,585      11,273     32,585      24,092
    Loan servicing fees               83,310      83,537    166,619     166,157
    Management fee                    83,984      83,984    167,969     167,969
                                    --------    --------   --------    --------
                                     184,879     178,794    367,173     358,218
                                    --------    --------   --------    --------

                                    $270,586    $292,770   $558,594    $582,980
                                    ========    ========   ========    ========


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

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
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

            In August 1996, distributions of approximately $1,660,000 and $34,000 were paid to the BUC$holders and General Partners, respectively, for the quarter ended June 30, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
- - -------------------------------

            Summit Tax Exempt Bond Fund, L.P. (the "Partnership") has invested in eleven tax-exempt participating first mortgage bonds ("FMBs") issued by various state or local governments or their agencies or authorities. The FMBs are secured by participating first mortgage loans on multi-family residential apartment projects.

            The second quarter distribution of $1,660,000 ($.21 per BUC) was paid to BUC$holders in August 1996 from current undistributed adjusted cash flow from operations. Interest payments from FMBs are anticipated to provide sufficient liquidity to meet the operating expenditures of the Partnership in future years and to fund distributions.

            The Partnership's loan payable has a variable interest rate; therefore, future levels of interest expense will fluctuate in correlation to movements in the 30-day commercial paper interest rate.

            Management is not aware of any trends or events, commitments or uncertainties which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. The Partnership's investments in FMBs are secured by a Partnership interest in properties which are diversified by location so that if one area of the country is experiencing downturns in the economy, the remaining properties may be experiencing upswings. However, the geographic diversifications of the portfolio may not protect against a general downturn in the economy.

Results of Operations
- - ---------------------

            The Partnership accounts for its investments in the FMBs as debt securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115").

            The Partnership has a right to require redemption of the FMBs approximately twelve years after their issuance. The Partnership anticipates holding the FMBs for approximately 12 to 15 years from the date of issuance; however, it can elect to hold until maturity. As such, SFAS 115 requires the Partnership to classify these investments as "available for sale." Accordingly, investments in FMBs are carried at their estimated fair values with unrealized gains and losses reported in a separate component of partners' capital. Unrealized holding gains or losses do not affect the cash flow generated from property operations, distributions to BUC$holders, the characterization of the tax-exempt income stream or the financial obligations under the FMBs.

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

            Net income increased by approximately $91,000 and $199,000 for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995 for the reasons discussed below.

            Interest income from FMBs remained fairly consistent with a decrease of approximately 1% and an increase of less than 1% for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995.

              Interest income from promissory notes decreased by approximately $19,000 and $11,000 for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995 primarily due to the Thomas Lake promissory note which began paying principal in May 1995 thereby reducing the balance of the promissory note.

            Interest income from temporary investments decreased by approximately $5,000 and $10,000 for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995 primarily due to lower interest rates in 1996.

            Legal expenses decreased by approximately $115,000 and $147,000 for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995 primarily due to nonrecurring legal costs incurred with respect to the Cypress Run bankruptcy proceedings.

Property Information
- - --------------------

            The following table lists the FMBs the Partnership owns together with occupancy rates of the underlying properties as of June 30, 1996:


                                                                                       Annualized
                                                                                       Interest
                                                                                       Rate Paid
                                                                                      for the six     Minimum
                                                                           Stated     months ended  Pay Rate at
                                                                          Interest       June         June 30,
Property         Location              Face Amount       Occupancy          Rate*      30, 1996*       1996*
- - --------------   ----------------      -----------       ---------        --------   -------------   ---------


The Mansion      Independence, MO     $ 19,450,000          94.5%          5.23%        6.40%(B)     5.23%
Martin's Creek   Summerville, SC         7,300,000         100.0           8.25         6.60 (C)     7.50
East Ridge       Mt. Pleasant, SC        8,700,000          97.8           8.25         7.13 (C)     7.50
High Pointe
  Club           Harrisburg, PA          8,900,000          94.5           8.50         6.76         (A)
Cypress Run      Tampa, FL              15,402,428          86.6           8.50         5.61         (A)
Thomas Lake      Eagan, MN              12,975,000          98.1           8.50         8.25         8.25
North Glen       Atlanta, GA            12,400,000          90.1           8.50         6.00         6.00
Greenway
  Manor          St. Louis, MO          12,850,000          97.1           8.50         9.05 (D)     8.50
Clarendon Hills  Hayward, CA            17,600,000          98.6           5.52         5.52         5.52
Cedar Creek      McKinney, TX            8,100,000          97.6           8.50         7.79         (A)
Sunset Terrace   Lancaster, CA          10,350,000          83.2           8.00         4.83         (A)
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

(B)  Includes contingent interest paid during the six months ended
     June 30, 1996.

(C) The actual annual pay rate is adjusted as of the property's fiscal year end based on audited financial statements to no less than the minimum pay rate.

(D) Includes receipt of accrued and unpaid base interest related to prior periods.

General
- - -------

            The determination as to whether it is the best interest of the Partnership to enter into forbearance agreements on the FMBs or, alternatively, to pursue its remedies under the loan documents, including foreclosure, is based upon several factors including, but not limited to, property performance, owner cooperation and projected legal costs.

            Certain property owners have, at times, supplemented the cash flow generated by the properties to meet the required FMB interest payments. There can be no assurance that in the future any property owner will elect to supplement property cash flow to satisfy bond interest requirements, if necessary. The owner of the Sunset Terrace property supplemented the cash flow generated by the property to meet the interest payments made during the first five months of 1995. No property owner made supplementary payments during the six months ended June 30, 1996.

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