Form 10-Q
period 1996-09-30
SUMMIT TAX EXEMPT BOND FUND LP
filed 1996-11-14
CIK 786156

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the quarterly period ended September 30, 1996


                                       OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                          Commission File Number 1-9373


                        SUMMIT TAX EXEMPT BOND FUND, L.P.
             -------------------------------------------------------
             (Exact names of registrant as specified in its charter)



          Delaware                                       13-3323104
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



 625 Madison Avenue, New York, New York                                 10022
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)



Registrant's telephone number, including area code (212) 421-5333



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [X]   No [_}

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                        STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)


                                     ASSETS

                                                    September 30,  December 31,
                                                         1996         1995
                                                    ------------   ------------
Participating first mortgage bonds-at fair value    $124,766,559   $124,669,059
Temporary investments                                  2,125,000      1,350,000
Cash and cash equivalents                                275,723        626,391
Promissory notes receivable, net                       6,702,108      6,823,335
Deferred bond selection fees, net                      1,595,675      1,708,218
Interest receivable, net                                 813,682        829,565
Deferred financing fees, net                             165,113        260,985
Other assets                                              34,507         10,776
                                                    ------------   ------------

Total assets                                        $136,478,367   $136,278,329
                                                    ============   ============

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Loan payable                                     $ 13,680,866   $ 13,680,866
   Deferred income                                       987,227      1,143,191
   Due to affiliates                                     328,670         49,262
   Accounts payable and accrued expenses                 174,236        124,850
                                                    ------------   ------------


Total liabilities                                     15,170,999     14,998,169
                                                    ============   ============

Contingencies

Partners' capital (deficit):
   BUC$holders (7,906,234 BUC$
     issued and outstanding)                         124,582,109    124,555,445
   General Partners                                     (375,294)      (375,838)
   Net unrealized loss on participating
     first mortgage bonds                             (2,899,447)    (2,899,447)
                                                    ------------   ------------

Total partners' capital                              121,307,368    121,280,160
                                                    ------------   ------------

Total liabilities and partners' capital             $136,478,367   $136,278,329
                                                    ============   ============


See accompanying notes to financial statements

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                              STATEMENTS OF INCOME
                                   (Unaudited)

                                       Three Months Ended           Nine Months Ended
                                           September 30,               September 30,
                                     ------------------------    ------------------------
                                        1996          1995          1996          1995
                                     ----------    ----------    ----------    ----------
Revenues:

   Interest income:
     Participating first mortgage
       bonds, net                    $2,348,277    $2,274,988    $7,047,628    $6,955,280
     Promissory notes                   137,062       130,018       433,411       437,222
     Temporary investments               18,728        16,707        52,048        59,716
                                     ----------    ----------    ----------    ----------

     Total revenues                   2,504,067     2,421,713     7,533,087     7,452,218
                                     ==========    ==========    ==========    ==========

Expenses:

   Interest                             332,396       349,075       991,145     1,045,355
   Management fees                      167,969       167,969       503,907       503,907
   Loan servicing fees                   84,225        84,456       250,844       250,613
   General and administrative           105,602        94,070       274,500       278,848
   Legal                                 84,936        66,528       194,489       323,199
   Amortization of deferred bond
     selection fees                      37,514        37,513       112,543       112,542
   Amortization of deferred
     financing fees                      31,958        31,957        95,872        95,871
                                     ----------    ----------    ----------    ----------

     Total expenses                     844,600       831,568     2,423,300     2,610,335
                                     ----------    ----------    ----------    ----------

     Net Income                      $1,659,467    $1,590,145    $5,109,787    $4,841,883
                                     ==========    ==========    ==========    ==========

Allocation of Net Income:

   BUC$holders                       $1,626,277    $1,558,342    $5,007,591    $4,745,045
                                     ==========    ==========    ==========    ==========

   General Partners                  $   33,190    $   31,803    $  102,196    $   96,838
                                     ==========    ==========    ==========    ==========

Net Income per BUC                   $      .20    $      .20    $      .63    $      .60
                                     ==========    ==========    ==========    ==========


See accompanying notes to financial statements

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                                                                                       Net Unrealized
                                                                                   General         Loss on Participating
                                         Total              BUC$holders            Partners         First Mortgage Bonds
                                     -------------         -------------         -------------     ---------------------
Partners' capital (deficit) -
   January 1, 1996                   $ 121,280,160         $ 124,555,445         $    (375,838)        $  (2,899,447)

Net income                               5,109,787             5,007,591               102,196                     0

Distributions                           (5,082,579)           (4,980,927)             (101,652)                    0
                                     -------------         -------------         -------------         -------------

Partners' capital (deficit) -
   September 30, 1996                $ 121,307,368         $ 124,582,109         $    (375,294)        $  (2,899,447)
                                     =============         =============         =============         =============


See accompanying notes to financial statements

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Nine Months Ended
                                                               September 30,
                                                        ---------------------------
                                                           1996            1995
                                                        -----------     -----------
Cash flows from operating activities:
   Interest received, net                               $ 7,352,560     $ 8,072,366
   Loan made to property affiliate                                0        (721,266)
   Fees and expenses paid                                  (918,677)     (1,100,747)
   Interest paid                                           (991,145)     (1,045,355)
                                                        -----------     -----------

Net cash provided by operating activities                 5,442,738       5,204,998
                                                        -----------     -----------

Cash flows from investing activities:
   Net purchase of temporary investments                   (775,000)       (115,534)
                                                        -----------     -----------

Cash flows from financing activities:
   Distributions paid                                    (5,082,579)     (5,082,579)
   Principal payments on promissory note                     64,173          33,219
                                                        -----------     -----------

Net cash used in financing activities                    (5,018,406)     (5,049,360)
                                                        -----------     -----------

Net (decrease) increase in cash and cash equivalents       (350,668)         40,104

Cash and cash equivalents at beginning of period            626,391         173,689
                                                        -----------     -----------
Cash and cash equivalents at end of period              $   275,723     $   213,793
                                                        ===========     ===========
Schedule reconciling net income to net cash
   provided by operating activities:
Net income                                              $ 5,109,787     $ 4,841,883
                                                        -----------     -----------
Adjustments to reconcile net income to net cash
   provided by operating activities:
Accretion of valuation allowance                            (97,500)        (97,509)
Amortization of deferred income                             (98,910)        (98,911)
Amortization of deferred bond selection fees                112,543         112,542
Amortization of deferred financing fees                      95,872          95,871

Changes in:
   Promissory notes receivable, net                          57,054         190,299
   Interest receivable, net                                  15,883          95,302
   Other assets                                             (23,731)        (10,427)
   Deferred income                                          (57,054)       (190,299)
   Accounts payable and accrued expenses                     49,386         (18,022)
   Due to affiliates                                        279,408         284,269
                                                        -----------     -----------

Total adjustments                                           332,951         363,115
                                                        -----------     -----------

Net cash provided by operating activities               $ 5,442,738     $ 5,204,998
                                                        ===========     ===========


See accompanying notes to financial statements

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)


NOTE 1 - General

         These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Summit Tax Exempt Bond Fund, L.P. (the "Partnership") as of September 30, 1996, the results of its operations for the three and nine months ended September 30, 1996 and 1995 and its cash flows for the nine months ended September 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

         The Partnership periodically evaluates each FMB to determine whether a decline in fair value below the FMB's cost basis is other than temporary. Such a decline is considered to be other than temporary if, based on current information and events, it is probable that the Partnership will be unable to collect all amounts due according to the existing contractual terms of the bonds. If the decline is judged to be other than temporary, the cost basis of the bond is written down to its then estimated fair value, with the amount of the write-down accounted for as a realized loss.

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

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)


NOTE 2 - Participating First Mortgage Bonds ("FMB's") (continued)

         With respect to the Highpointe FMB, effective as of July 12, 1996, the Partnership has entered into a purchase agreement with Chemical Bank (now Chase
Bank) which is secured by a pledge and assignment of the Partnership's Highpointe FMB ($8,900,000). The purpose of this transaction was to obtain an extension, to January 1998, of a Letter of Credit (L/C) issued by Chemical Bank on behalf of Highpointe (RHA Inv., Inc.) to credit enhance $3,250,000 in pari-pasu first mortgage "low floater" bonds ("Chemical Bonds"), which proceeds were used to complete construction of the project in 1989. Pursuant to the terms of the purchase agreement, the Partnership has agreed that, should the Chemical bonds not otherwise be refinanced or the L/C replaced as of January 1998 or the Highpointe obligor defaults on its obligations under the Chemical bonds, the Partnership will unconditionally purchase the bonds from Chemical Bank.

         With respect to the FMBs which are subject to forbearance agreements with the respective obligors, the difference between the stated interest rates and the rates paid (whether deferred and payable out of available future cash flow or, ultimately, from sale or refinancing proceeds) on FMBs is not accrued for financial statement purposes. The accrual of interest at the stated interest rate will resume once a property's ability to pay the stated rate has been adequately demonstrated. Unrecorded contractual interest income was approximately $494,000 and $1,049,000 for the nine months ended September 30, 1996 and 1995, respectively.

         The cost basis of the FMBs at September 30, 1996 and December 31, 1995 was $127,666,006 and $127,568,506, respectively. The net unrealized loss on FMBs consists of gross unrealized gains and losses of $3,150,835 and $6,050,282, respectively, at both September 30, 1996 and December 31, 1995.

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)

NOTE 2 - Participating First Mortgage Bonds (continued)

         Descriptions of the various FMBs owned by the Partnership at September 30, 1996 are as follows:

                                     Annualized
                                     interest rate
                                     paid for the
                                     nine months    Minimum                                                              Carrying
                                        ended       Pay Rate at  Stated                                                 Amount at
                                     September      September    Interest                  Maturity                    September 30,
Property             Location        30, 1996*      30, 1996*    Rate*     Call Date         Date      Face Amount       1996(E)
--------             --------        ---------      ---------    -----     ---------         ----      -----------     -------------
The Mansion       Independence, MO    6.92%(B)      5.23%         5.23%    Apr. 2006     Apr.  2008    $19,450,000     $ 18,646,804
Martin's Creek    Summerville, SC     6.82 (C)      7.50          8.25     Mar. 2000     May   2010      7,300,000        6,821,915
East Ridge        Mt. Pleasant, SC    7.29 (C)      7.50          8.25     Mar. 2000     May   2010      8,700,000        8,490,336
High Pointe Club  Harrisburg, PA      6.76           (A)          8.50     Jun. 1998     Jun.  2006      8,900,000        7,554,651
Cypress Run       Tampa, FL           5.67           (A)          8.50     Aug. 1998     Aug.  2006     15,402,428       13,902,586
Thomas Lake       Eagan, MN           8.30 (D)      8.25          8.50     Aug. 1998     Aug.  2006     12,975,000       13,217,487
North Glen        Atlanta, GA         6.00          6.00          8.50     Aug. 1998     Aug.  2008     12,400,000       11,113,192
Greenway Manor    St. Louis, MO       9.09 (D)      8.50          8.50     Oct. 1998     Sept. 2006     12,850,000       13,744,484
Clarendon Hills   Hayward, CA         5.52          5.52          5.52     Dec. 2003     Dec.  2003     17,600,000       14,934,389
Cedar Creek       McKinney, TX        7.84           (A)          8.50     Dec. 1998     Dec.  2006      8,100,000        8,175,536
Sunset Terrace    Lancaster, CA       5.00           (A)          8.00     Feb. 1999     May   2007     10,350,000        8,165,179
                                                                                                      ------------     ------------
                                                                                                      $134,027,428     $124,766,559
                                                                                                      ============     ============



*The rate paid represents the interest recorded by the Partnership while the stated rate represents the coupon rate of the FMB and the minimum pay rate represents the minimum rate payable pursuant to the applicable forbearance agreement, if any.
(A) Pay rate is based on the net cash flow generated by the property.
(B) Includes contingent interest paid during the nine months ended September 30, 1996.
(C) Any deficit in the actual annual pay rate is restored as of the property's fiscal year end based on audited financial statements to no less than the minimum pay rate.
(D) Includes receipt of deferred base interest related to prior periods.

(E) The FMBs are carried at their estimated fair values at September 30, 1996.

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)


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

                                            Three Months Ended       Nine Months Ended
                                               September 30,           September 30,
                                           --------------------    --------------------
                                             1996        1995        1996        1995
                                           --------    --------    --------    --------
         PBP and affiliates:
           General and administrative      $  4,070    $ 32,280    $ 27,522    $ 89,073
           Management fee                    83,985      83,985     251,954     251,954
                                           --------    --------    --------    --------
                                             88,055     116,265     279,476     341,027
                                           --------    --------    --------    --------
         The Related General Partner
            and affiliates:
         General and administrative          10,098      11,292      42,683      35,384
         Loan servicing fees                 84,225      84,456     250,844     250,613
         Management fee                      83,984      83,984     251,953     251,953
                                           --------    --------    --------    --------
                                            178,307     179,732     545,480     537,950
                                           --------    --------    --------    --------

                                           $266,362    $295,997    $824,956    $878,977
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

         A division of Prudential Securities Incorporated ("PSI"), an affiliate of PBP, was responsible for the purchase, sale and safekeeping of the Partnership's temporary investments in 1995. This account was maintained in accordance with the Partnership Agreement. In addition, PSI owns 7,600 BUC$ at September 30, 1996.

         Several executive officers and directors of the Related General Partner own less than 1% of the outstanding BUC$.

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)


NOTE 4 - Contingencies

         On or about October 18, 1993, a putative class action, captioned Kinnes et al v. Prudential Securities Group, Inc. et al. (93 Civ. 654), was filed in the United States District Court for the District of Arizona, purportedly on behalf of investors in the Partnership against the Partnership, PBP, PSI and a number of other defendants. On November 16, 1993, a putative class action captioned Connelly et al v. Prudential-Bache Securities Inc. et al. (93 Civ.
713) , was filed in the United States District Court for the District of Arizona , purportedly on behalf of investors in the Partnership against the Partnership, PBP, PSI and a number of other defendants. On January 3, 1992, a putative class action, captioned Levine v. Prudential-Bache Properties Inc. et al. (92 Civ.
52), was filed in the United States District Court for the Northern District of Illinois purportedly on behalf of investors in the Partnership against the General Partners, PSI and a number of other defendants. Subsequently the Related General Partner was dismissed from the Levine litigation.

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

         On August 9, 1995 PBP, PSI and other Prudential defendants entered into a Stipulation and Agreement of Partial Compromise and Settlement with legal counsel representing plaintiffs in the consolidated actions. The court preliminarily approved the settlement agreement by order dated August 29, 1995 and, following a hearing held November 17, 1995, found that the agreement was fair, reasonable, adequate and in the best interests of the plaintiff class. The court gave final approval to the settlement, certified a class of purchasers of specific limited partnerships, including the Partnership, released all settled claims by members of the class against the PSI settling defendants and permanently barred and enjoined class members from instituting, commencing or prosecuting any settled claim against the released parties. The full amount due under the settlement agreement has been paid by PSI. The Levine and Connelly cases were dismissed with prejudice as to the Prudential defendants by court order dated October 25, 1996. The Levine and Connelly cases were dismissed with prejudice as to the Prudential defendants by court order dated October 25, 1996. The consolidated action remains pending against the Related General Partner and certain of its affiliates.

         The Related General Partner has been engaged in settlement negotiations with counsel for the plaintiffs. In the event a settlement cannot be reached, the Related General Partner believes it has meritorious defenses to the consolidated complaint and intends to vigorously defend against this action.


NOTE 5 - Subsequent Event

         In November 1996, distributions of approximately $1,660,000 and $34,000 were paid to the BUC$holders and General Partners, respectively, for the quarter ended September 30, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
-------------------------------

         Summit Tax Exempt Bond Fund, L.P. (the "Partnership") has invested in eleven tax-exempt participating first mortgage bonds ("FMBs") issued by various state or local governments or their agencies or authorities. The FMBs are secured by participating first mortgage loans on multi-family residential apartment projects.

         The third quarter distribution of $1,660,000 ($.21 per BUC) was paid to BUC$holders in November 1996 from current undistributed adjusted cash flow from operations. Interest payments from FMBs are anticipated to provide sufficient liquidity to meet the operating expenditures of the Partnership in future years and to fund distributions.

         The Partnership's loan payable has a variable interest rate; therefore, future levels of interest expense will fluctuate in correlation to movements in the 30-day commercial paper interest rate.

         With respect to the Highpointe FMB, effective as of July 12, 1996, the Partnership has entered into a purchase agreement with Chemical Bank (now Chase
Bank) which is secured by a pledge and assignment of the Partnership's Highpointe FMB ($8,900,000). The purpose of this transaction was to obtain an extension, to January 1998, of a Letter of Credit (L/C) issued by Chemical Bank on behalf of Highpointe (RHA Inv., Inc.) to credit enhance $3,250,000 in pari-pasu first mortgage "low floater" bonds ("Chemical Bonds"), which proceeds were used to complete construction of the project in 1989. Pursuant to the terms of the purchase agreement, the Partnership has agreed that, should the Chemical bonds not otherwise be refinanced or the L/C replaced as of January 1998 or the Highpointe obligor defaults on its obligations under the Chemical bonds, the Partnership will unconditionally purchase the bonds from Chemical Bank.

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

Results of Operations
---------------------

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

         Net income increased approximately $69,000 and $268,000 for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995 for the reasons discussed below.

         Interest income from FMBs remained fairly consistent with increases of approximately 3% and 1% for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995.

         Interest income from temporary investments increased approximately $2,000 and decreased approximately $8,000 for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995. The increase during the three months was primarily due to higher cash balances. The decrease during the nine months was primarily due to lower interest rates, the effect of which offset the increase during the three months.

         General and administrative expenses increased approximately $12,000 for the three months ended September 30, 1996 as compared to the corresponding period in 1995 primarily due to increased accounting expenses in connection with the filing of an amended March 31, 1996 Form 10-Q and a December 31, 1995 Form 10-K which was required due to a change in the Partnership's accounting for its investments in FMBs pursuant to requirements under SFAS 115 as discussed above.

         Legal expenses increased approximately $18,000 and decreased approximately $129,000 for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995. The increase during the three months was primarily due to increased legal expenses incurred with respect to the extension of the Highpointe Letter of Credit. The decrease during the nine months was primarily due to certain nonrecurring legal costs incurred with respect to the Cypress Run bankruptcy proceedings in 1995 which exceeded the increase during the third quarter of 1996.

Property Information
--------------------

         The following table lists the FMBs the Partnership owns together with occupancy rates of the underlying properties as of September 30, 1996:

                                                                                         Annualized
                                                                                         Interest
                                                                                         Rate Paid
                                                                                         for the nine    Minimum
                                                                             Stated      months ended    Pay Rate at
                                                                             Interest    September       September
Property            Location              Face Amount       Occupancy        Rate*       30, 1996*       30, 1996*
--------            --------              -----------       ---------        -----       ---------       ---------
The Mansion         Independence, MO      $19,450,000          99.3%         5.23%          6.92%(B)       5.23%
Martin's Creek      Summerville, SC         7,300,000          96.5          8.25           6.82 (C)       7.50
East Ridge          Mt. Pleasant, SC        8,700,000          98.5          8.25           7.29 (C)       7.50
High Pointe
  Club              Harrisburg, PA          8,900,000         100.0          8.50           6.76           (A)
Cypress Run         Tampa, FL              15,402,428          89.0          8.50           5.67           (A)
Thomas Lake         Eagan, MN              12,975,000         100.0          8.50           8.30 (D)       8.25
North Glen          Atlanta, GA            12,400,000          95.1          8.50           6.00           6.00
Greenway
  Manor             St. Louis, MO          12,850,000          96.0          8.50           9.09 (D)       8.50
Clarendon Hills     Hayward, CA            17,600,000         100.0          5.52           5.52           5.52
Cedar Creek         McKinney, TX            8,100,000          96.0          8.50           7.84           (A)
Sunset Terrace      Lancaster, CA          10,350,000          90.0          8.00           5.00           (A)
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

(B) Includes contingent interest paid during the nine months ended September 30, 1996.

(C) The actual annual pay rate is adjusted as of the property's fiscal year end based on audited financial statements to no less than the minimum pay rate.

(D) Includes receipt of accrued and unpaid base interest related to prior periods.

General
-------

         The determination as to whether it is the best interest of the Partnership to enter into forbearance agreements on the FMBs or, alternatively, to pursue its remedies under the loan documents, including foreclosure, is based upon several factors including, but not limited to, property performance, owner cooperation and projected legal costs.

         Certain property owners have, at times, supplemented the cash flow generated by the properties to meet the required FMB interest payments. There can be no assurance that in the future any property owner will elect to supplement property cash flow to satisfy bond interest requirements, if necessary. The owner of the Sunset Terrace property supplemented the cash flow generated by the property to meet the interest payments made during the first five months of 1995. No property owner made supplementary payments during the nine months ended September 30, 1996.

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


                        SUMMIT TAX EXEMPT BOND FUND, L.P.



                                By: Related Tax Exempt Bond Associates, Inc. A Delaware corporation, General Partner



Date:  November 13, 1996             By: /s/ Alan P. Hirmes
                                         ------------------
                                         Alan P. Hirmes
                                         Vice President
                                         (Principal Financial Officer)



Date:  November 13, 1996             By: /s/ Richard A. Palermo
                                         ----------------------
                                         Richard A. Palermo
                                         Treasurer
                                         (Principal Accounting Officer)



                                By:  Prudential-Bache Properties, Inc.
                                     A Delaware corporation, General Partner



Date:  November 13, 1996             By: /s/ Eugene D. Burak
                                         -------------------
                                         Eugene D. Burak
                                         Vice President