Form 10-K
period 1996-12-31
SUMMIT TAX EXEMPT BOND FUND LP
filed 1997-04-01
CIK 786156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[ X ] ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
      ACT OF 1934

For the fiscal year ended December 31, 1996

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

       Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [ X ]  No [   ]

       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         Aggregate market value of BUC$ held by unaffiliated BUC$holders of the Registrant as of March 25, 1997 was $98,827,925.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Agreement of Limited Partnership, dated February 19, 1986, included as part of the Registration Statement filed with the Securities and Exchange Commission of December 24, 1985 pursuant to Rule 424(b) of the Securities Act of 1933, is incorporated by reference into Part IV of this Annual Report on Form 10-K.

Index to exhibits may be found on page 44

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

              The Registrant's business is affected by competition to the extent that the underlying Properties from which it derives interest and, ultimately, principal payments, may be subject to competition relating to rental rates and relative level of amenities offered by comparable neighboring properties.

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

              Unless otherwise modified , the principal of the FMBs will not be amortized during their respective terms (which range from 17 to 24 years) and will be required to be repaid in lump sum "balloon" payments at the expiration of the respective terms or at such earlier times as the Registrant may require pursuant to the terms of the bond documents. The Registrant has a right to require redemption of the FMBs approximately twelve years after their issuance. The Registrant anticipates holding the FMBs for approximately 12 to 15 years from the date of issuance; however, it can and may elect to hold them until maturity.

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

                           SUMMIT TAX EXEMPT BOND FUND, L.P.
                                (a limited partnership)

The following table lists the FMBs that the Registrant owns, together with the occupancy and rental rates of the underlying properties:

                                              Carrying                  Average
                                  Face         Amount      Final       Interest
                   Closing       Amount      at December  Completion  Rate Paid
Property            Date         of Bond     31, 1996(F)    Date      for 1996*

The Mansion,
  Independence, MO  5/13/86  $ 19,450,000 $ 18,454,884      12/87     6.78%(D)
Martin's Creek,
  Summerville, SC   5/20/86     7,300,000    6,642,891      5/86      6.91(C)
East Ridge,
  Mt. Pleasant, SC  5/20/86     8,700,000    8,215,330      5/86      7.83(C)
Highpointe Club,
  Harrisburg, PA    7/29/86     8,900,000    7,000,186      4/91      6.74
Cypress Run,
  Tampa, FL         8/14/86    15,402,428   13,982,796      6/88      5.72
Thomas Lake,
  Eagan, MN         9/02/86    12,975,000   13,488,852      2/88      8.83(E)
North Glen,
  Atlanta, GA       9/30/86    12,400,000   11,228,210      12/87     6.00
Greenway Manor,
  St. Louis, MO     10/09/86   12,850,000   13,020,536      12/87     9.17(E)
Clarendon Hills,
  Hayward, CA       12/08/86   17,600,000   14,683,645      7/89      5.52
Cedar Creek,
  McKinney, TX      12/29/86    8,100,000    8,551,563      2/88      7.88
Sunset Terrace,
  Lancaster, CA     2/12/87    10,350,000    8,095,850      2/87      4.93
                             ------------ ------------
                             $134,027,428 $123,364,743
                             ===========  ============



                                   Minimum
                       Stated    Pay Rate at  Occupancy  Rental Rates  No. of
                      Interest  December 31, February 11, at December  Rental
Property               Rate*        1996*      1997       31, 1996     Units

The Mansion,
  Independence, MO     5.23         5.23%      94.7%      $440-730       550
Martin's Creek,
  Summerville, SC      8.25         7.50(C)    96.5        435-650       200
East Ridge,
  Mt. Pleasant, SC     8.25         7.50(C)    96.4        520-740       200
Highpointe Club,
  Harrisburg, PA       8.50          (B)       97.9        520-685       240
Cypress Run,
  Tampa, FL            8.50          (B)       90.3        420-720       408
Thomas Lake,
  Eagan, MN            8.50         8.50       99.5       654-1056       216
North Glen,
  Atlanta, GA          8.50         6.00(A)    89.0        550-810       284
Greenway Manor,
  St. Louis, MO        8.50         8.50       96.8        470-595       312
Clarendon Hills,
  Hayward, CA          5.52         5.52       98.9       800-1,325      285
Cedar Creek,
  McKinney, TX         8.50         (B)        86.1       520-840        250
Sunset Terrace,
  Lancaster, CA        8.00         (B)        91.3       460-680        184




----------

* The average interest rate paid represents the interest recorded by the Registrant while the stated interest rate represents the coupon rate of the FMB and the minimum pay rate represents the minimum rate payable pursuant to the applicable forbearance agreement, if any.

(A) The minimum pay rate on the FMB is scheduled to increase to the stated interest rate over the remaining term of the FMB.

(B)  The minimum pay rate is the current cash flow of the property.

(C) The minimum pay rate on the FMB increases in increments from 6% in 1990 to 8.25% in March 1997. The actual pay rate is adjusted as of the property's fiscal year end based on audited financial statements to no less than the minimum pay rate.

(D)  Includes contingent interest paid during 1996.

(E)  Includes receipt of deferred base interest relating to prior periods.

(F)  The FMBs are carried at their estimated fair values at December 31, 1996.

Bond Modifications/Forbearance Agreements

              Sunset Terrace

              During 1992, a forbearance agreement was finalized with the owner of the Sunset Terrace Property. Terms of the agreement call for a reduced pay rate of 7.0% per annum through May 1993 with scheduled annual increments to the original stated rate of 8.0% in May 1996. However, effective with the May 1, 1995 payment date, the Sunset Terrace FMB has made payments based on the monthly net cash flow generated by the operations of the underlying Property in accordance with the agreement outlined below. Effective as of August 1, 1995, the obligor of the Sunset Terrace FMB entered into a new forbearance agreement. In accordance with the terms of that agreement, the obligor of the FMB is paying debt service on the FMB to the extent of cash flow generated by the underlying Property. The difference between the pay rate and the stated rate of this FMB is deferred and payable out of available future cash flow. In addition, pursuant to the agreement, the obligor replaced the Property manager and leasing agent with a new property manager who is an affiliate of the Related General Partner. Effective as of January 30, 1997, the obligor transferred the deed to the underlying Property to an affiliate of the Related General Partner, who made no equity investment in the Property but assumed day to day responsibilities of operations and obligations under the FMB.

              Highpointe

              In November 1989, a $600,000 settlement was reached between the previous developer of Highpointe Club Apartments and USF&G, the construction performance bonding company for Highpointe property. Prior to this settlement, the previous developer agreed to place the settlement proceeds in escrow later to be shared with the subsequent developer ("Greenhill Project Investors, Inc.") or its successors and assigns pursuant to an arbitration proceeding. On April 23, 1993, the previous developer agreed to release the escrowed funds to RHA Inv., Inc. ("RHA"), the successor to Greenhill Project Investors, Inc. In April 1995, RHA paid to the Registrant approximately $721,000 consisting of the settlement proceeds plus accrued interest. These funds were applied as partial payment toward accrued and unpaid interest due under the Highpointe Club FMB.

              With respect to the Highpointe FMB, effective as of July 12, 1996, the Registrant has entered into a purchase agreement with Chemical Bank (now Chase Bank) which is secured by a pledge and assignment of the Registrant's Highpointe FMB (face amount of $8,900,000). The purpose of this transaction was to obtain an extension to January 1998, of a Letter of Credit ("L/C") issued by Chemical Bank on behalf of Highpointe (RHA Inv., Inc.) to credit enhance $3,250,000 in pari-passu first mortgage "low floater" bonds ("Chemical Bonds"), which proceeds were used to complete construction of the project in 1989. Pursuant to the terms of the purchase agreement, the Registrant has agreed that, should the Chemical Bonds not otherwise be refinanced or the L/C replaced as of January 1998 or the Highpointe obligor defaults on its obligations under the Chemical Bonds, the Registrant will unconditionally purchase the bonds from Chemical Bank.

               Mansion Apartment

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

              The net cash proceeds from the sale of the ownership interest in The Mansion by MAPI of approximately $105,000 (net of $400,000 escrow for certain repairs, a $50,000 second mortgage note principal payment, and closing costs), paid to the Registrant to reduce accrued and unpaid interest, was recorded by the Registrant as deferred income and is being amortized as interest income over the remaining life of The Mansion FMB. The balance of the deferred income relating to The Mansion FMB was approximately $87,000 and $94,000 at December 31, 1996 and 1995. All other accrued and unpaid interest on The Mansion FMB which had been reserved for financial statement purposes was forgiven.

              In 1992, the Registrant loaned approximately $134,000, to the owner of The Mansion property to pay property taxes. The loan was self-amortizing over two years with interest at 8.5% per annum beginning June 1992. This loan was fully repaid in the second quarter of 1994.

              Cedar Creek

              In 1988, pursuant to a settlement agreement with the original obligor under the Cedar Creek FMB, the deed to the underlying property was transferred to an affiliate of the Related General Partner due to the obligor's inability to make interest payments as called for under the FMB. The affiliate of the Related General Partner made no equity investment in the underlying property, but has assumed day-to-day responsibilities of operating the underlying property and obligations under the FMB.

              The Registrant has permitted the obligor to pay interest under the FMB only to the extent of cash flow generated by the underlying property, although no forbearance agreement has been entered into with the obligor with respect to such arrangement.

              In 1992, the Registrant loaned approximately $86,000 to the owner of Cedar Creek property to pay property taxes. The loan was self-amortizing over two years with interest at 8.5% per annum beginning June 1992. This loan was fully repaid in the second quarter of 1994.

              Cypress Run

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

              As a result of the failure to pay 1992 and 1993 real estate taxes, the Registrant initiated steps to enforce its rights and remedies against the Cypress Run FMB in July 1994. These remedies include acceleration of the loan and a $350,000 draw on an irrevocable letter of credit issued on behalf of the owner of Cypress Run as security relating to obligations under the Rental Performance Agreement. Pursuant to the terms of the bond documents, approximately $348,000 of the proceeds received from the draw on the letter of credit has been recorded as a reduction of the FMB with the balance applied as interest. In response, on July 15, 1994, the owner of the property filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code and continued to operate the property as a debtor-in-possession. At the initial hearing, the court consented, among other things, to allow the Registrant to receive the monthly net cash flow generated by the property as its debt service payments.

              On November 10 ,1994, an Order Modifying Stay together with a Settlement Stipulation was entered by the Court which granted the Registrant relief from the Automatic Stay. This order became effective on March 31, 1995 unless sale of the property, subject to the Registrant's approval, was closed beforehand. On March 31, 1995, pursuant to a court order, ownership of the Cypress Run property was transferred to an affiliate of the Related General Partner. The affiliate has not made an equity investment in the underlying property; however, it has assumed the day-to-day responsibilities and obligations of operating the property. The Registrant continues to receive the monthly net cash flow generated by the property as payment toward debt service. Upon Settlement of Bankruptcy proceedings pursuant to a Court Order issued in February 1997, obligations under the loan and guaranty has been released. The Registrant made advances in April 1995 of $721,000, in December 1996 of $274,000, and again, in February 1997 of $111,000, aggregating approximately $1,106,000 to the obligor of the Cypress Run FMB (an Affiliate of the Related General Partner) toward payment of delinquent real estate taxes and certain capital improvements. The advances are made pursuant to a demand note from the obligor for a loan amount up to $1,500,000 providing for interest only at 8.5% per annum, payable monthly. Principal is due on demand.

              Greenway Manor

              Due to the failure to pay 1990 and 1991 property taxes and interest from March to August 1992, the Registrant instituted foreclosure proceedings against Greenway Manor. On July 20, 1992, the partnership which owned this property filed for bankruptcy under Chapter 11 of the United Sates Bankruptcy Code. Pursuant to a 1992 court order, the receiver paid the Registrant the cash flow remaining after paying past due taxes, property operating costs and escrowing for 1992 taxes. On June 30, 1993, the court dismissed the bankruptcy proceedings at which time the owner of the property and obligor under the FMB agreed to transfer the deed-in-lieu of foreclosure to an affiliate of the Related General Partner.

              Clarendon Hills

              On May 31, 1992, Clarendon Hills Investors, Inc. (CHI"), an affiliate of the Related General Partner who had replaced the developer of the Clarendon Hills property, sold its ownership interest in the property to an unrelated third party (the "Purchaser") for $26,200,000. The Purchaser paid $2,000,000 in cash, assumed the $17,600,000 obligation of the Registrant's FMB and issued to CHI a $6,600,000 promissory note which in turn, was assigned to the Registrant. The $6,600,000 promissory note bears interest at the rate of 8.0% per annum payable in equal monthly installments until December 2003 at which time the entire unpaid principal and interest will be due and payable. The $1,441,209 in net cash proceeds of the sale (net of certain closing costs), paid by the purchaser to the Registrant to reduce accrued and unpaid interest, was recorded by the Registrant as deferred income and is being amortized as interest income from FMBs over the remaining life of the Clarendon Hills FMB. The balance of the deferred income relating to the Clarendon Hills FMB was approximately $867,000 and $992,000 at December 31, 1996 and 1995, respectively.

              In connection with the sale of the Clarendon Hills property by CHI, the FMB collateralized by the property was modified to provide for, among other things; the discharge of all accrued and unpaid interest relating to a previous owner (which for financial statements purposes has been fully reserved) and a reduction of the base interest rate to 5.52% per annum on the $17,600,000 FMB. In addition, the contingent interest feature was modified to assign annual cash flow as follows: (1) to pay the Registrant its 5.52% base rate of the FMB and to pay the 8.0% interest owed on the promissory note; (2) to pay the Purchaser the next $220,000 representing return on its investment; and then (3) to pay the Registrant 65% of cash flow until the Registrant receives an interest rate equal to 8.25% per annum on $24,200,000 ($17,600,000 FMB and $6,600,000 promissory note) for each respective year on a non-cumulative basis. Any remaining cash flow is then shared 65% by the Purchaser and 35% by the Registrant.

              East Ridge/Martin's Creek

              The FMBs for the East Ridge and Martin's Creek properties were modified in 1990 when the equity interest in the properties and the related obligations of the FMBs were sold by an affiliate of the Related General Partner to an unrelated third party. The modifications provide for the minimum pay rate increases from 6.0% per annum in 1990 to 7.5% per annum in March 1996. Beginning in March 1997, the pay rate has increased to 8.25% per annum. The difference between the minimum interest rate and the original stated rate is deferred and is payable out of available future cash flow or ultimately from sale or refinancing proceeds. As part of this modification, the Registrant received $950,000 in 13% second mortgage notes with monthly interest and principal payments through December 1995. These notes were also partially secured by letters of credit. In January 1996, the second mortgage notes for East Ridge and Martin's Creek were paid in full and the letters of credit were released.

              North Glen

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

              The original North Glen second mortgage in the principal amount of $126,000 which is secured by a second mortgage on the property matured as of May 1996 and was modified and extended. The modified loan is self amortizing over 48 months at an interest rate of 8.5% per annum. North Glen is current on its interest payments through December 31, 1996.

              Thomas Lake

              Pursuant to the terms of the forbearance agreement entered into as of December 1991, the pay rate for the Thomas Lake property returned to the original stated rate of 8.5% per annum in December 1996.

              In May 1992, Summit Tax Exempt Funding Corp., an affiliate of the Registrant, made a loan in the amount of $220,000 secured by a second mortgage on the Thomas Lake Property toward the payment of past due property taxes. In January 1993, this loan was assigned to the Registrant as part of the transaction in which the Registrant obtained a new credit facility. The loan requires interest only payments at the Citibank, N.A. prime rate (8.5% at December 31, 1994) plus 2.0% per annum, payable monthly. Principal was due in full on April 15, 1995 but the loan was modified and extended. The modified loan is self-amortizing over thirty months at an 8.5% interest rate. Thomas Lake is current on its interest payments through December 31, 1996.

              General

              For several properties collateralizing FMBs (Highpointe Club securing an $8,900,000 FMB; Cypress Run securing an $15,402,428 FMB; Greenway Manor, securing a $12,850,000 FMB; Cedar Creek, securing an $8,100,000 FMB and Sunset Terrace, securing a $10,350,000 FMB) the original owners of the underlying properties and obligors of the FMBs were replaced by affiliates of the Related General Partner who have not made equity investments in the underlying properties. These entities have assumed the day-to-day responsibilities and obligations of operating the underlying properties. Buyers are being sought who would make equity investments in the underlying properties and assume the nonrecourse obligations for the FMB's. Although certain of these properties are not producing sufficient cash flow to fully service the debt, the Registrant has no present intention to declare a default on these FMBs.

              With respect to all of these FMBs, the difference between the pay rate and the original stated rate is deferred and payable out of available future cash flow or ultimately from sales or refinancing proceeds and is not accrued for financial statement purposes. The determination as to whether it is in the best interest of the Registrant to enter into forbearance agreements on the FMBs or, alternatively, to pursue its remedies under the loan documents, including foreclosure, is based upon several factors. These factors include, but are not limited to, property performance, owner cooperation and projected legal costs. Payments under each of the existing forbearance agreements are current as of December 31, 1996.

              The following FMB's interest income exceeded 15% of the Registrant's total revenue for one or more of the three years in the period ended December 31, 1996:
                                       1996            1995             1994
              Cypress Run               *                *               17%
              The Mansion               *                *               16%

              *FMB's interest income was less than 15% of the Registrant's total revenue for the year.

Credit Facility

              On January 15, 1993, the Registrant entered into a loan agreement with an unaffiliated lender for a $15,000,000 credit facility with the maturity date of January 14, 1998 and an option to extend for two years for an additional fee. The debt service requirements include monthly interest only payments with a variable interest rate equal to the 30-day commercial paper interest rate (5.45% and 5.85% at December 31, 1996 and 1995, respectively) plus 4.05% with principal due at maturity. The facility is collateralized by a pledge of the FMBs and associated collateral of East Ridge, Martin's Creek, The Mansion, Thomas Lake and Sunset Terrace. The initial proceeds from this facility were used to repay a $10,000,000 credit facility guaranteed by the Registrant, to repay a $3,000,000 noninterest-bearing working capital loan made to the Registrant from the Related General Partner and to pay associated closing costs. The $10,000,000 credit facility had been used to pay for costs incurred to complete construction of the properties securing the Highpointe Club and Clarendon Hills FMBs and to fund a loan toward the payment of property taxes on the Thomas Lake property. The $3,000,000 working capital loan was used to supplement distributions commencing with the fourth quarter 1988 distribution. The unused portion of the Registrant's $15,000,000 credit facility is to be used for future working capital requirements and other cash requirements, as necessary, subject to approval of the lender.

              In conjunction with the Registrant's credit facility and the repayment of the previously existing $10,000,000 credit facility, the Registrant was assigned nonrecourse notes in the amount of $6,600,000, $3,180,000 and $220,000 for the Clarendon Hills, Highpointe Club and Thomas Lake properties, respectively. The Clarendon Hills promissory note, secured by a deed of trust, requires monthly interest only payments of 8.0% per annum with the principal due on December 31, 2003. The unsecured Highpointe Club note also requires monthly interest only payments of 8.0% per annum with the principal due on December 31, 2003. Since the Highpointe Club property is paying interest on a cash flow basis, interest on the promissory note is only recorded when cash flow is received in excess of the stated rate. No interest on the Highpointe Club promissory note has been received or recorded through December 31, 1996. The assigned Highpointe Club note is subordinate to the Highpointe Club FMB and has been fully reserved. The Thomas Lake promissory note in the principal amount of $220,000, which is secured by a second mortgage on the property, matured in April 1995 and was modified and extended. The modified loan is self-amortizing over thirty months at an 8.5% interest rate. Clarendon Hills and Thomas Lake promissory notes are current on their interest payments through December 31, 1996.

Employees

              The Registrant has no employees. Management and administrative services for the Registrant are performed by the General Partners and their affiliates pursuant to the Partnership Agreement. See Note 6 to the financial statements in Item 8.

Other Events

              On December 31, 1996, the United States District Court for the Southern District of New York (the "Court") issued a preliminary approval order (the "Order") with respect to settlement (the "Related Settlement") of the class action litigation (the "Class Action") relating to the Registrant (In re Prudential Securities Inc. Limited Partnership Litigation, MDL No. 1005) against the Related General Partner and certain of its affiliates. See Note 7 to the financial statements in Item 8. Pursuant to the stipulation of settlement entered into with counsel for the class on December 24, 1996, the proposed Related Settlement contemplates, among other matters, the reorganization (the "Reorganization") of the Registrant and two other partnerships co-sponsored by affiliates of the Related General Partner and PBP.

              The proposed Related settlement and Reorganization are subject to objections by the BUC$holders and limited partners of the Registrant as well as each of the other concerned partnerships and final approval of the Court after review of the proposals at a fairness hearing.

              Under the proposed Reorganization plan, the BUC$holders of the Registrant, and Summit Tax Exempt L.P. II and Summit Tax Exempt L.P. III will receive shares in a newly formed business trust. It is anticipated that the shares will be allocated proportionately among the partnerships and their respective investors based upon appraisals and other factors as supported by a third-party fairness opinion. Detailed information about the proposed Related Settlement and Reorganization will be sent to BUC$holders in the near future. The terms of the Reorganization include, the acquisition by, affiliates of the Related Capital Company ("RCC") of acquiring PBP's general partner interest (the "PBP Interest"), transfer to the BUC$holders of one-half of the PBP Interest, reduction of fees currently payable to the General Partners by 25%, filing an application to list the new company's shares on an exchange and the creation of an infinite, as opposed to finite, life-operating business.

In connection with the proposed Related Settlement and Reorganization, on December 19, 1996 PBP and RCC entered into an agreement for the purchase by RCC or its affiliates of the PBP Interest. The agreement is subject to numerous conditions including the effectiveness of the Related Settlement of the Class Action and the approval of the sale and withdrawal of PBP as a general partner of the Registrant by the Court.

              Pending final approval of the Related Settlement, the Court's Order prohibits class members (including the BUC$holders) from, among other matters, (i) granting a proxy to object to the Reorganization; or (ii) commencing a tender offer for the BUC$. In addition, the General Partners are enjoined from (i) recording any transfers made in violation of the Order and
(ii) providing the list of investors in any of the partnerships which are the subject of the Reorganization to any person conducting a tender offer.

              There can be no assurance that the conditions to the closing of the proposed Related Settlement and Reorganization will be satisfied that the closing may occur in the projected time frame.


Item 2.       Properties

              The Registrant does not own or lease any property.


Item 3.       Legal Proceedings

              This information is incorporated by reference from Item 1. Business - Other Events and Note 7 to the financial statements in Item 8.

Item 4.       Submission of Matters to a Vote of BUC$holders

              None.

                                     PART II

Item 5.       Market for the Registrant's BUC$ and Related BUC$holder Matters

              As of March 3, 1997, there were 6,444 holders of record owning 7,906,234 BUC$. The Registrant's BUC$ are listed on the American Stock Exchange under the symbol SUA; however, the limited partner interests themselves are not listed. See Item 1. Business - Other Events.

              The high and low prices for each quarterly period of the last two years for which the BUC$ were traded are as follows:


                                                 1996             1996               1995             1995
                                                 Low              High               Low              High
                                                 ---              ----               ---              ----
              March 31                           9 1/4            10 3/8             8 1/2            9 7/8
              June 30                            9 7/8            10 5/8             9 3/8           10 1/4
              September 30                       9 7/8                11             9 3/4           10 1/4
              December 31                       10 3/8            11 7/8             9 1/2           10 3/8


              Quarterly cash distributions per BUC paid during 1996 and 1995 were as follows:


              Quarter ended                                     1996              1995
              -------------                                     ----              ----

              March 31                                          $.21              $.21
              June 30                                           $.21              $.21
              September 30                                      $.21              $.21
              December  31                                      $.21              $.21


              There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement. Cash distributions paid in 1996 and 1995 were funded from current and previously undistributed cash flow from operations. Approximately $244,000 of the $6,641,000 and $791,000 of the $6,641, 000 paid to BUC$holders in 1996 and 1995, respectively, represents a return of capital under generally accepted accounting principles (GAAP). (The return of capital on a GAAP basis is calculated as BUC$holder distributions less net income allocated to BUC$holders). The Registrant currently expects that cash distributions will be paid in the foreseeable future from adjusted cash flow from operations. For discussion of other factors that may affect the amount of future distributions, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

Item 6.       Selected Financial Data

              The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto contained in Item 8.

                                             Year ended December31,
                         --------------------------------------------------------------------
                              1996          1995          1994         1993          1992
                         ------------  ------------  ------------  ------------  ------------
Interest income from
   participating first
   mortgage bonds        $  9,155,001  $  9,246,436  $  9,376,790  $  9,642,390  $  8,363,679
                         ============  ============  ============  ============  ============
Interest expense         $  1,322,370  $  1,391,496  $  1,156,858  $    967,361  $      9,166
                         ============  ============  ============  ============  ============
Loss on impairment
   of assets             $          0  $    500,000  $  1,350,000  $  1,905,000  $          0
                         ============  ============  ============  ============  ============
Net income               $  6,527,563  $  5,969,215  $  5,685,890  $  4,135,774  $  6,462,572
                         ============  ============  ============  ============  ============
Net income per BUC       $       0.81  $       0.74  $       0.71  $       0.51  $       0.80
                         ============  ============  ============  ============  ============
Total assets             $134,476,035  $136,278,329  $136,021,035  $141,881,705  $134,028,372
                         ============  ============  ============  ============  ============
Loan payable             $ 13,680,866  $ 13,680,866  $ 13,680,866  $ 13,680,866  $     45,620
                         ============  ============  ============  ============  ============
Total Partners' Capital  $119,596,635  $121,280,160  $120,703,888  $126,078,050  $128,719,050
                         ============  ============  ============  ============  ============
Distributions to
   BUC$holders           $  6,641,237  $  6,641,238  $  6,641,238  $  6,641,238  $  6,641,238
                         ============  ============  ============  ============  ============
Distributions per BUC    $       0.84  $       0.84  $       0.84  $       0.84  $       0.84
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

              At the beginning of the year, the Registrant had cash and temporary investments of approximately $1,976,000. After payment of distributions of approximately $6,777,000 and receipt of the net cash flow from operations of approximately $6,608,000. The Registrant ended the year with approximately $1,894,000 in cash and temporary investments. The fourth quarter distribution of approximately $1,660,000 ($.21 per BUC) was paid to BUC$holders in February 1997 from current and previously undistributed cash flow from operations. The Registrant anticipates funding future cash distributions from current and previously undistributed cash flow from operations. The restructurings of the FMBs in 1996 and any future restructurings may result in the General Partners reducing the distributions to BUC$holders in future periods.

              The Registrant has entered into forbearance agreements on several FMBs and may be required to extend these agreements or enter into new agreements in the future. Such agreements may adversely impact liquidity; however interest payments from FMBs are anticipated to provide sufficient liquidity to fund in future years the Registrant's operating expenditures, debt service and distributions.

              The Registrant's loan payable has a variable interest rate; therefore, future levels of interest expense will fluctuate in correlation to movements in the 30-day commercial paper interest rate.

              With respect to the Highpointe FMB, effective as of July 12, 1996, the Registrant has entered into a purchase agreement with Chemical Bank (now Chase Bank) which is secured by a pledge and assignment of the Registrant's Highpointe FMBs (face amount of $8,900,000). The purpose of this transaction was to obtain an extension, to January 1998, of a Letter of Credit ("L/C") issued by Chemical Bank on behalf of Highpointe (RHA Inv., Inc.) to credit enhance $3,250,000 in pari-passu first mortgage "low floater" bonds ("Chemical Bonds"), which proceeds were used to complete construction of the project in 1989. Pursuant to the terms of the purchase agreement, the Registrant has agreed that, should the Chemical Bonds not otherwise be refinanced or the L/C replaced as of January 1998 or the Highpointe obligor defaults on its obligations under the Chemical Bonds, the Registrant will unconditionally purchase the bonds from Chemical Bank.

              For a discussion of the proposed Settlement of the Class Action relating to the Registrant see Other Events in Item 1. Business above.

              Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. The Registrant's investments in FMBs are secured by Registrant's interest in properties which are diversified by location so that if one area of the country is experiencing downturns in the economy, the remaining properties may be experiencing upswings. However, the geographic diversifications of the portfolio may not protect against a general downturn in the economy.

Results of Operations

                  The Registrant accounts for its investments in the FMBs as debt securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115").

                  The Registrant has a right to require redemption of the FMBs approximately twelve years after their issuance. The Registrant anticipates holding the FMBs for approximately 12 to 15 years from the date of issuance; however, it can and may elect to hold them until maturity. As such, SFAS 115 requires the Registrant to classify these investments as "available for sale." Accordingly, investments in FMBs are carried at their estimated fair values, with unrealized gains and losses reported in a separate component of partners' capital. Unrealized holding gains or losses do not affect the cash flow generated from property operations, distributions to BUC$holders, the characterization of the tax-exempt income stream or the financial obligations under the FMBs.

                  The Registrant periodically evaluates each FMB to determine whether a decline in fair value below the FMB's cost basis is other than temporary. Such a decline is considered to be other than temporary if, based on current information and events, it is probable that the Registrant will be unable to collect all amounts due according to the existing contractual terms of the FMBs. If the decline is judged to be other than temporary, the cost basis of the FMB is written down to its then estimated fair value, with the amount of the write-down accounted for as realized loss.

                  Because the FMBs are not readily marketable, the Registrant estimates fair value for each FMB as the present value of its expected cash flows using a discount rate for comparable tax-exempt investments. This process is based upon projections of future economic events affecting the real estate collateralizing the FMBs, such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates, and upon determination of an appropriate market rate of interest, all of which are based on good faith estimates and assumptions developed by the Registrant's management. Changes in market conditions and circumstances may occur which would cause these estimates and assumptions to change, therefore, actual results may vary from the estimates and the variance may be material.

1996 vs 1995

              Net income increased approximately $558,000 for the year ended December 31, 1996 as compared to the corresponding period in 1995 primarily due to the $500,000 loss on impairment of assets recorded in 1995 and for the reasons discussed below:

              Interest income from FMBs decreased approximately $91,000 for the year ended December 31, 1996 as compared to the corresponding period in 1995 primarily due to a tax loan to Cypress Run in December 1996 which was fully reserved for and accounted for as a reduction of interest from the FMB, reduced debt service payments received from the Sunset Terrace FMB and the repayment of the East Ridge and Martin's Creek second mortgage loans in January 1996. These decreases were partially offset by increased debt service payments received from the Cedar Creek FMB and an increase in contingent interest from the Mansions FMB.

              General and administrative expenses decreased approximately $64,000 for the year ended December 31, 1996 as compared to the corresponding period in 1995 primarily due to the nonrecurring costs incurred in obtaining appraisals of the properties in 1995.

1995 vs. 1994

              Net income increased approximately $283,000 for the year ended December 31, 1995 as compared to the corresponding period in 1994 primarily due to the $1,350,000 loss on impairment of assets recorded in 1994 and for the reasons discussed below:

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

              Interest expense increased approximately $235,000 for the year ended December 31, 1995 as compared to the corresponding period in 1994 due to interest rate increases during 1995 on the Registrant's loan payable.

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

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
Property Information

         The following table lists the FMBs that the Registrant owns with occupancy rates of the underlying properties as of February 11, 1997:


                                                      Carrying
                                                      Amount                             Average         Stated        Minimum Pay
                                     Face Amount    at December                       Interest Rate     Interest    Rate at December
Property            Location           of Bond       31,1996(F)        Occupancy      Paid for 1996*      Rate*        31,1996*
--------            --------           -------       ----------        ---------      --------------      -----        --------

The Mansion      Independence, MO   $ 19,450,000   $ 18,454,884          94.7%           6.78%(D)         5.23%         5.23%
Martin's Creek   Summerville, SC       7,300,000      6,642,891          96.5            6.91(C)          8.25          7.50(C)
East Ridge       Mt. Pleasant, SC      8,700,000      8,215,330          96.4            7.83(C)          8.25          7.50(C)
Highpointe Club  Harrisburg, PA        8,900,000      7,000,186          97.9            6.74             8.50            (B)
Cypress Run      Tampa, FL            15,402,428     13,982,796          90.3            5.72             8.50            (B)
Thomas Lake      Eagan, MN            12,975,000     13,488,852          99.5            8.83(E)          8.50          8.50
North Glen       Atlanta, GA          12,400,000     11,228,210          89.0            6.00             8.50          6.00(A)
Greenway Manor   St. Louis, MO        12,850,000     13,020,536          96.8            9.17(E)          8.50          8.50
Clarendon Hills  Hayward, CA          17,600,000     14,683,645          98.9            5.52             5.52          5.52
Cedar Creek      McKinney, TX          8,100,000      8,551,563          86.1            7.88             8.50           (B)
Sunset Terrace   Lancaster, CA        10,350,000      8,095,850          91.3            4.93             8.00           (B)
                                    ------------   ------------

                                    $134,027,428   $123,364,743
                                    ============   ============


----------

* The average interest rate paid represents the interest recorded by the Registrant while the stated interest rate represents the coupon rate of the FMB and the minimum pay rate represents the minimum rate payable pursuant to the applicable forbearance agreement, if any.

(A) The minimum pay rate on the FMB is scheduled to increase to the stated interest rate over the remaining term of the FMB.

(B)  The minimum pay rate is the current cash flow of the property.

(C) The minimum pay rate on the FMB increases in increments from 6% in 1990 to 8.25% in March 1997. The actual pay rate is adjusted as of the property's fiscal year end based on audited financial statements to no less than the minimum pay rate.

(D)  Includes contingent interest paid during 1996.

(E)  Includes receipt of deferred base interest relating to prior periods.

(F)  The FMBs are carried at their estimated fair values at December 31, 1996.

General

              The determination as to whether it is in the best interest of the Registrant to enter into forbearance agreements on the FMBs, or alternatively, to pursue its remedies under the loan documents, including foreclosure, is based upon several factors. These factors include, but are not limited to, property performance, owner cooperation and projected legal costs.

              The difference between the stated interest rates and the rates paid on certain FMBs is not accrued for financial statement purposes, although it is deferred and payable from available future cash flow and sale or refinancing proceeds. Interest income relating to these FMBs of approximately $1,411,000, $1,571,000, and $1,707,000 was not recorded for the years ended December 31, 1996, 1995 and 1994, respectively.

              From time to time, certain property owners have elected to supplement the cash flow generated by the properties to meet the required FMB interest payments. There can be no assurance that in the future any property owner will continue to elect to supplement property cash flow to satisfy FMB interest requirements if necessary. The owner of the Sunset Terrace property supplemented the cash flow generated by the property to meet the required interest payments in 1994. No property owner made supplementary payments in 1996 or 1995.

Item 8.       Financial Statements and Supplementary Data.

(a) 1.        Financial Statements                                                                  Page
              --------------------                                                                  ----
              Independent Auditors' Report                                                           19

              Statements of Financial Condition as of December 31, 1996 and 1995                     20

              Statements of Income for the years ended December 31, 1996, 1995 and
              1994                                                                                   21

              Statements of Changes in Partners' Capital (Deficit) for the years
              ended December 31, 1996, 1995 and 1994                                                 22

              Statements of Cash Flows for the years ended December 31, 1996, 1995
              and 1994                                                                               23

              Notes to Financial Statements                                                          25


                     [LETTERHEAD OF DELOITTE & TOUCHE LLP]

                          INDEPENDENT AUDITORS' REPORT




To the Partners of
Summit Tax Exempt Bond Fund L.P.
New York, New York



We have audited the accompanying statements of financial condition of Summit Tax Exempt Bond Fund L.P. (a Delaware Limited Partnership) as of December 31, 1996 and 1995, and the related statements of income, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Summit Tax Exempt Bond Fund L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



/s/ DELOITTE & TOUCHE LLP

New York, New York
March 20, 1997

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                        STATEMENTS OF FINANCIAL CONDITION



                                     ASSETS

                                                                     December 31,
                                                            ------------------------------
                                                                  1996          1995
                                                            -------------    -------------


Participating first mortgage bonds-at fair value            $ 123,364,743    $ 124,669,059
Temporary investments                                           1,650,000        1,350,000
Cash and cash equivalents                                         244,439          626,391
Promissory notes receivable, net                                6,679,795        6,823,335
Deferred bond selection fees, net                               1,558,161        1,708,218
Interest receivable, net                                          825,237          829,565
Deferred financing fees, net                                      133,156          260,985
Other assets                                                       20,504           10,776
                                                            -------------    -------------
Total assets                                                $ 134,476,035    $ 136,278,329
                                                            =============    =============

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Loan payable                                             $  13,680,866    $  13,680,866
   Deferred income                                                954,256        1,143,191
   Accounts payable and accrued expenses                          101,255          124,850
   Due to affiliates                                              143,023           49,262
                                                            -------------    -------------
Total liabilities                                              14,879,400       14,998,169
                                                            =============    =============

Contingencies

Partner's capital (deficit):
   BUC$holders (7,906,234 BUC$
     issued and outstanding)                                  124,311,220      124,555,445
   General partners                                              (380,822)        (375,838)
   Net unrealized loss on participating
     first mortgage bonds                                      (4,333,763)      (2,899,447)
                                                            -------------    -------------

Total partners' capital                                       119,596,635      121,280,160
                                                            -------------    -------------

Total liabilities and partners' capital                     $ 134,476,035    $ 136,278,329
                                                            =============    =============






See accompanying notes to financial statements

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                              STATEMENTS OF INCOME



                                                        Years Ended December 31
                                                  -------------------------------------
                                                     1996         1995          994
                                                  ----------   ----------   -----------

Revenues:

   Interest income:
     Participating first mortgage bonds           $9,155,001   $9,246,436   $ 9,376,790
     Promissory notes                                571,208      577,562       612,090
     Temporary investments                            73,231       74,084        45,394
                                                  ----------   ----------   -----------

     Total revenues                                9,799,440    9,898,082    10,034,274
                                                  ----------   ----------   -----------

Expenses:

   Interest expense                                1,322,370    1,391,496     1,156,858
   Management fees                                   671,876      671,875       671,875
   General and administrative                        341,382      405,528       339,975
   Loan servicing fees                               335,068      335,068       335,938
   Legal expense                                     323,295      347,014       215,854
   Amortization of deferred bond selection fees      150,057      150,055       150,056
   Amortization of deferred financing fees           127,829      127,831       127,828
   Loss on impairment of assets                            0      500,000     1,350,000
                                                  ----------   ----------   -----------

     Total expenses                                3,271,877    3,928,867     4,348,384
                                                  ----------   ----------   -----------

     Net income                                   $6,527,563   $5,969,215   $ 5,685,890
                                                  ==========   ==========   ===========
Allocation of Net Income

   BUC$holders                                    $6,397,012   $5,849,831   $ 5,572,171
                                                  ==========   ==========   ===========
   General partners                               $  130,551   $  119,384   $   113,719
                                                  ==========   ==========   ===========
Net income per BUC                                $     0.81   $     0.74   $      0.71
                                                  ==========   ==========   ===========












See accompanying notes to financial statements

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)





                                                                                             Net Unrealized
                                                                                             Gain (Loss) on
                                                                                             Participating First
                                            Total         BUC$holders    General Partners    Mortgage Bonds
                                            -----         -----------    ----------------    --------------

 Partners' capital (deficit) -
   December 31, 1993                    $ 126,078,050    $ 126,415,919    $(337,869)

Cumulative effect through
   January 1, 1994 of
   accounting change (Note 2)              (7,693,373)               0            0           $(7,693,373)

Net income                                  5,685,890        5,572,171      113,719                     0
Distributions                              (6,776,774)      (6,641,238)    (135,536)                    0

Net change in fair value of
   participating first mortgage bonds       3,410,095                0            0             3,410,095
                                        -------------    -------------    ---------           -----------

Partners' capital (deficit) -
   December 31, 1994                      120,703,888      125,346,852     (359,686)           (4,283,278)

Net income                                  5,969,215        5,849,831      119,384                     0
Distributions                              (6,776,774)      (6,641,238)    (135,536)                    0

Net change in fair value of
   participating first mortgage bonds       1,383,831                0            0             1,383,831
                                        -------------    -------------    ---------           -----------

Partners' capital (deficit) -
   December 31, 1995                      121,280,160      124,555,445     (375,838)           (2,899,447)

Net income                                  6,527,563        6,397,012      130,551                     0

Distributions                              (6,776,772)      (6,641,237)    (135,535)                    0

Net change in fair value of
   participating first mortgage bonds      (1,434,316)               0            0            (1,434,316)
                                        -------------    -------------    ---------           -----------

Partners' capital (deficit) -
   December 31, 1996                    $ 119,596,635    $ 124,311,220    $(380,822)          $(4,333,763)
                                        =============    =============    =========           ===========





See accompanying notes to financial statements

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS


                                                                    Years Ended December 31,
                                                          ------------------------------------------
                                                              1996            1995           1994
                                                          -----------    ------------    -----------

Cash flows from operating activities:

   Interest received                                      $ 9,815,686    $ 10,472,273    $ 9,720,452
   Loan made to property affiliate                           (273,798)       (721,266)             0
   Fees and expenses paid                                  (1,611,183)     (1,749,628)    (1,766,476)
   Interest paid                                           (1,322,370)     (1,391,496)    (1,241,679)
                                                          -----------    ------------    -----------

Net cash provided by operating activities                   6,608,335       6,609,883      6,712,297
                                                          -----------    ------------    -----------

Cash flows from investing activities:

   Net (purchase) sale of temporary investments              (300,000)        565,874       (415,114)
   Income deferred upon assumption of bond
      obligations by new debtor                                     0               0        105,477
                                                          -----------    ------------    -----------

   Net cash (used in) provided by investment activities      (300,000)        565,874       (309,637)
                                                          -----------    ------------    -----------

Cash flows from financing activities:

   Principal repayments on promissory note                     86,485          53,719              0
   Principal payment received on bond                               0               0        347,576
   Distributions paid                                      (6,776,772)     (6,776,774)    (6,776,774)
                                                          -----------    ------------    -----------

   Net cash used in financing activities                   (6,690,287)     (6,723,055)    (6,429,198)
                                                          -----------    ------------    -----------

   Net (decrease) increase in cash and
      cash equivalents                                       (381,952)        452,702        (26,538)

   Cash and cash equivalents at beginning of year             626,391         173,689        200,227
                                                          -----------    ------------    -----------

   Cash and cash equivalents at end of year               $   244,439    $    626,391    $   173,689
                                                          ===========    ============    ===========



                                   (continued)

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (continued)



                                                                    Years Ended December 31,
                                                          ------------------------------------------
                                                              1996            1995           1994
                                                          -----------    ------------    -----------

Schedule reconciling net income to net cash provided by operating activities

   Net income                                             $ 6,527,563    $ 5,969,215     $ 5,685,890
                                                          -----------    -----------     -----------
   Adjustments to reconcile net income to net cash
   provided by operating activities:
   Amortization of deferred income                           (261,880)      (261,877)       (260,253)
   Amortization of deferred  bond selection fees              150,057        150,055         150,056
   Amortization of deferred financing fees                    127,829        127,831         127,828
   Loss on impairment of assets                                     0        500,000       1,350,000
   Changes in:
      Promissory notes receivable, net                         57,055        247,821         172,411
      Interest receivable                                       4,328        114,802         (53,569)
      Other assets                                             (9,728)         2,852           1,678
      Deferred income                                         (57,055)      (247,821)       (172,411)
      Accounts payable and accrued expenses                   (23,595)         4,165        (179,984)
      Accrued interest expense                                      0              0         (84,821)
      Due to affiliates                                        93,761          2,840         (24,528)
                                                          -----------    -----------     -----------

   Total adjustments                                           80,772        640,668       1,026,407
                                                          -----------    -----------     -----------

Net cash provided by operating activities                 $ 6,608,335    $ 6,609,883     $ 6,712,297
                                                          ===========    ===========     ===========

Supplemental disclosure of cash flow information:

Cash paid during the year for interest                    $ 1,322,370    $ 1,391,496     $ 1,156,858
                                                          ===========    ===========     ===========















See accompanying notes to financial statements

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE 1  -     General

              Summit Tax Exempt Bond Fund, L.P. (the "Partnership"), a Delaware limited partnership, was formed on December 18, 1985 and will terminate on December 31, 2020 unless terminated sooner under the provisions of the Agreement of Limited Partnership (the "Partnership Agreement"). The Partnership was formed to invest in tax-exempt participating first mortgage revenue bonds ("FMBs") issued by various state or local governments or their agencies or authorities. The FMBs are secured by participating first mortgage loans on multi-family residential apartment projects (the "Properties"). The general partners of the Partnership (the "General Partners") are Prudential-Bache Properties, Inc. ("PBP") (a wholly-owned subsidiary of Prudential Securities Group, Inc.) and Related Tax Exempt Bond Associates, Inc. (the "Related General Partner"). Related BUC$ Associates, Inc. (the "Assignor Limited Partner"), which acquired and holds limited partnership interests on behalf of those persons who purchase Beneficial Unit Certificates ("BUC$"), has assigned to those persons substantially all of its rights and interest in and under such limited partnership interests. The Related General Partner and the Assignor Limited Partner are under common ownership. As of December 31, 1996, the Partnership had invested in a total of eleven FMBs.


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

              b) Participating first mortgage bonds and promissory notes receivable

                  Effective January 1, 1994, the Partnership accounts for its investments in the FMBs as debt securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115").

                  The Partnership has a right to require redemption of the FMBs approximately twelve years after their issuance. The Partnership anticipates holding the FMBs for approximately 12 to 15 years from the date of issuance; however, it can and may elect to hold until maturity. As such, SFAS 115 requires the Partnership to classify these investments as "available for sale." Accordingly, investments in FMBs are carried at their estimated fair values, with unrealized gains and losses reported in a separate component of partners' capital. The cumulative effect of adopting such accounting was a decrease in partners' capital at January 1, 1994 of approximately $7,693,000 due to unrealized holding losses. Unrealized holding gains or losses do not affect the cash flow generated from property operations, distributions to BUC$holders, the characterization of the tax-exempt income stream or the financial obligations under the FMBs.

                  The Partnership periodically evaluates each FMB to determine whether a decline in fair value below the FMB's cost basis is other than temporary. Such a decline is considered to be other than temporary if,

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE 2  -     Summary of Significant Accounting Policies (continued)


based on current information and events, it is probable that the Partnership will be unable to collect all amounts due according to the existing contractual terms of the bonds. If the decline is judged to be other than temporary, the cost basis of the bond is written down to its then estimated fair value, with the amount of the write-down accounted for as realized loss.

                  Because the FMBs are not readily marketable, the Partnership estimates fair value for each bond as the present value of its expected cash flows using a discount rate for comparable tax-exempt investments. This process is based upon projections of future economic events affecting the real estate collateralizing the bonds, such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates, and upon determination of an appropriate market rate of interest, all of which are based on good faith estimates and assumptions developed by the Partnership's management. Changes in market conditions and circumstances may occur which would cause these estimates and assumptions to change, therefore, actual results may vary from the estimates and the variance may be material.

                  From time to time, the Partnership has advanced funds to the owners of certain properties in the form of promissory notes collateralized by second mortgages on these properties. These promissory notes are carried at cost less a valuation allowance where appropriate. The Partnership periodically evaluates the collectibility of both interest and principal of these investments to determine whether a reserve is necessary. As of December 31, 1996 and 1995 reserves on these investments totaled approximately $4,605,000 and $4,347,000, respectively. For the years ended December 31, 1996 and 1995, $274,000 and $721,000 was added to reserves, respectively.

                  For both FMBs and promissory notes, interest income is recognized at the stated rate when collectibility of future amounts is reasonably assured. Interest income from FMBs with modified terms where the collectibility of future amounts is uncertain is recognized based upon expected cash receipts.

              c)  Temporary investments

                  Temporary investments at December 31, 1996 represent tax-exempt municipal preferred stock and tax-exempt floating rate municipal bonds which are carried at cost plus accrued interest which approximates market value. Temporary investments at December 31, 1995 represent tax-exempt municipal preferred stock which is also carried at cost which approximates market value.

              d)  Cash and cash equivalents

                  Cash and cash equivalents include cash in banks, and investments in short-term instruments with an original maturity of three months or less, for which cost approximates market value.

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

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE 2  -     Summary of Significant Accounting Policies (continued)



              g)  Deferred bond selection fees

                  The General Partners were paid bond selection fees (equal to 2% of the gross proceeds from the initial offering) for evaluating and selecting FMBs, negotiating the terms of mortgage loans and coordinating the development effort with property developers and government agencies. These fees have been capitalized and are being amortized over the terms of the FMBs. The accumulated amortization as of December 31, 1996 and 1995 was approximately $1,533,000 and $1,383,000, respectively.

              h)  Deferred financing fees

                  Financing fees incurred in connection with the Partnership's credit facility were capitalized and are being amortized over five years (the life of the credit facility). The accumulated amortization at December 31, 1996 and 1995 was approximately $506,000 and $378,000, respectively.

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

              Overview

              The principal and interest payments on each FMB are payable only from the cash flows, including proceeds in the event of a sale, from the Properties underlying the FMBs or refinance of the mortgage loan. None of these FMBs constitute a general obligation of any state or local government, agency or authority. The FMBs are secured by the mortgage loans on the underlying Properties and the structure of each mortgage loan mirrors the structure of the corresponding FMB.

              Unless otherwise modified, the principal of the FMBs will not be amortized during their respective terms (which range from 17 to 24 years) and will be required to be repaid in lump sum "balloon" payments at the expiration of the respective terms or at such earlier times as the Partnership may require pursuant to the bond documents, The Partnership has a right to require redemption of the FMBs approximately twelve years after their issuance. The Partnership anticipates holding the FMBs for approximately 12 to 15 years from the date of issuance; however, it can and may elect to hold them until maturity.

              In addition to the stated base interest rates ranging from 5.23% to 8.50% per annum, each of the FMBs which have not been modified provides for "contingent interest" consisting of (a) an amount equal to 50% to 100% of net property cash flow and 50% to 100% of net sale of refinancing proceeds until the borrower has paid, during

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE 3  -     Participating First Mortgage Bonds (continued)



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

              Sunset Terrace

              During 1992, a forbearance agreement was finalized with the owner of the Sunset Terrace Property. Terms of the agreement call for a reduced pay rate of 7.0% per annum through May 1993 with scheduled annual increments to the original stated rate of 8.0% in May 1996. However, effective with the May 1, 1995 payment date, the Sunset Terrace FMB has made payments based on the monthly net cash flow generated by the operations of the underlying Property in accordance with the agreement outlined below. Effective as of August 1, 1995, the obligor of the Sunset Terrace FMB entered into a new forbearance agreement. In accordance with the terms of that agreement, the obligor of the FMB is paying debt service on the FMB to the extent of cash flow generated by the underlying Property. The difference between the pay rate and the stated rate of this FMB is deferred and payable out of available future cash flow. In addition, pursuant to the agreement, the obligor replaced the property manager and leasing agent with a new property manager who is an affiliate of the Related General Partner. Effective as of January 30, 1997, the obligor transferred the deed to the underlying Property to an affiliate of the Related General Partner, who made no equity investment in the Property but assumed day to day responsibilities of operations and obligations under the FMB.

              Highpointe

              In November 1989, a $600,000 settlement was reached between the previous developer of Highpointe Club Apartments and USF&G, the construction performance bonding company for the Highpointe property. Prior to this settlement, the previous developer agreed to place the settlement proceeds in escrow later to be shared with the subsequent developer ("Greenhill Project Investors, Inc.") or its successors and assigns pursuant to an arbitration proceeding. On April 23, 1993, the previous developer agreed to release the escrowed funds to RHA Inv., Inc. ("RHA"), the successor to Greenhill Project Investors, Inc. In April 1995, RHA paid to the Partnership approximately $721,000 consisting of the settlement proceeds plus accrued interest. These funds were applied as partial payment toward accrued and unpaid interest due under the Highpointe Club FMB.

              With respect to the Highpointe FMB, effective as of July 12, 1996, the Partnership has entered into a purchase agreement with Chemical Bank (now Chase Bank) which is secured by a pledge and assignment of the Partnership's Highpointe FMB (face amount of $8,900,000). The purpose of this transaction was to obtain an extension to January 1998, of a Letter of Credit ("L/C") issued by Chemical Bank on behalf of Highpointe (RHA Inv., Inc.) to credit enhance $3,250,000 in pari-passu first mortgage "low floater" bonds ("Chemical Bonds"), which proceeds were used to complete construction of the project in 1989. Pursuant to the terms of the purchase agreement, the Partnership has agreed that, should the Chemical Bonds not otherwise be refinanced or the L/C replaced as of January 1998 or the Highpointe obligor defaults on its obligations under the Chemical Bonds, the Partnership will unconditionally purchase the bonds from Chemical Bank.

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE 3  -     Participating First Mortgage Bonds (continued)

              Mansion Apartments

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

              The net cash proceeds from the sale of the ownership interest in The Mansion by MAPI of approximately $105,000 (net of a $400,000 escrow for certain repairs, a $50,000 second mortgage note principal payment, and closing costs), paid to the Partnership to reduce accrued and unpaid interest, was recorded by the Partnership as deferred income and is being amortized as interest income over the remaining life of The Mansion FMB. The balance of the deferred income relating to The Mansion FMB was approximately $87,000 and $94,000 at December 31, 1996 and 1995. All other accrued and unpaid interest on The Mansion FMB which previously had been reserved for financial statement purposes was forgiven.

              In 1992, the Partnership loaned approximately $134,000, to the owner of The Mansion property to pay property taxes. The loan was self-amortizing over two years with interest at 8.5% per annum beginning June 1992. This loan was fully repaid in the second quarter of 1994.

              Cedar Creek

              In 1988, pursuant to a settlement agreement with the original obligor under the Cedar Creek FMB, the deed to the underlying property was transferred to an affiliate of the Related General Partner due to the obligor's inability to make interest payments as called for under the FMB. The affiliate of the Related General Partner made no equity investment in the underlying property, but has assumed day-to-day responsibilities of operating the underlying property and obligations under the FMB.

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE 3  -     Participating First Mortgage Bonds (continued)


              The Partnership has permitted the obligor to pay interest under the FMB only to the extent of cash flow generated by the underlying property, although no forbearance agreement has been entered into with the obligor with respect to such arrangement.

              In 1992, the Partnership loaned approximately $86,000 to the owner of Cedar Creek property to pay property taxes. The loan was self-amortizing over two years with interest at 8.5% per annum beginning June 1992. This loan was fully repaid in the second quarter of 1994.

              Cypress Run

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

              As a result of the failure to pay 1992 and 1993 real estate taxes, the Partnership initiated steps to enforce its rights and remedies against the Cypress Run property in July 1994. These remedies include acceleration of the loan and a $350,000 draw on an irrevocable letter of credit issued of behalf of the owner of Cypress Run as security relating to obligations under the Rental Performance Agreement. Pursuant to the terms of the bond documents, approximately $348,000 of the proceeds received from the draw on the letter of credit has been recorded as a reduction of the FMB with the balance applied as interest. In response, on July 15, 1994, the owner of the property filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code and continued to operate the property as a debtor-in-possession. At the initial hearing, the court consented, among other things, to allow the Partnership to receive monthly net cash flow generated by the property as its debt service payments.

              On November 10, 1994, an Order Modifying Stay together with a Settlement Stipulation was entered by the Court which granted the Partnership relief from the Automatic Stay. This order became effective on March 31, 1995 unless a sale of the property, subject to the Partnership's approval, was closed beforehand. On March 31, 1995, pursuant to a court order, ownership of the Cypress Run property was transferred to an affiliate of the Related General Partner. The affiliate has not made an equity investment in the underlying property; however, it will assume the day-to-day responsibilities and obligations of operating the property. The Partnership continues to receive the monthly net cash flow generated by the property as payment toward debt service. Upon Settlement of Bankruptcy proceedings prusuant to a Court Order issued in February 1997, obligations under the loan and guaranty has been released. The Partnership made advances in April 1995 of $721,000, in December 1996 of $274,000, and again, in February 1997 of $111,000, aggregating approximately $1,106,000 to the obligor of the Cypress Run FMB (an Affiliate of the Related General Partner) toward payment of delinquent real estate taxes and certain capital improvements. The advances are made pursuant to a demand note from the obligor for a loan amount up to $1,500,000 providing for interest only at 8.5% per annum, payable monthly. Principal is due on demand.

              Greenway Manor

              Due to the failure to pay 1990 and 1991 property taxes and interest from March to August 1992, the Partnership instituted foreclosure proceedings against Greenway Manor. On July 20, 1992, the partnership which owned this property filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. Pursuant to a

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE 3  -     Participating First Mortgage Bonds (continued)


1992 court order, the receiver paid the
Partnership the cash flow remaining after paying past due taxes, paying operating costs and escrowing for 1992 taxes. On June 30, 1993, the court dismissed the bankruptcy proceeding at which time the owner of the property and obligor under the FMB agreed to transfer the deed-in-lieu of foreclosure to an affiliate of the Related General Partner.

              Clarendon Hills

              On May 31, 1992, Clarendon Hills Investor, Inc. ("CHI"), an affiliate of the Related General Partner who had replaced the developer of the Clarendon Hills property, sold its ownership interest in the property to an unrelated third party (the "Purchaser") for $26,200,000. The Purchaser paid $2,000,000 in cash, assumed the $17,600,000 obligation of the Partnership's FMB and issued a $6,600,000 promissory note to CHI which in turn was assigned to the Partnership. The $6,600,0000 promissory note bears interest at the rate of 8.0% per annum payable in equal monthly installments until December 2003 at which time the entire unpaid principal and interest will be due and payable. The $1,441,209 in net cash proceeds of the sale (net of certain closing costs), paid by CHI to the Partnership to reduce accrued and unpaid interest, was recorded by the Partnership as deferred income and is being amortized as interest income from FMBs over the remaining life of the Clarendon Hills FMB. The balance of the deferred income relating to the Clarendon Hills FMB was approximately $867,000 and $992,000 at December 31, 1996 and 1995, respectively.

              In connection with the sale of the Clarendon Hills property by CHI, the FMB collateralized by the property was modified to provide for, among other things; the discharge of all accrued and unpaid interest relating to a previous owner (which for financial statement purposes had been fully reserved) and a reduction of the base interest rate to 5.52% per annum on the $17,600,000 FMB. In addition, the contingent interest feature was modified to assign annual cash flow as follows: (1) to pay the Partnership its 5.52% base rate of the FMB and to pay the 8.0% interest owed on the promissory note; (2) to assign the Purchaser the next $220,000 representing return on its investment; and then (3) to pay the Partnership 65% of cash flow until the Partnership receives an interest rate equal to 8.25% per annum on $24,200,000 ($17,600,000 FMB and $6,600,000 promissory note) for each respective year on a non-cumulative basis. Any remaining cash flow is then shared 65% by the Purchaser and 35% by the Partnership.

              East Ridge/Martins Creek

              The FMBs for the East Ridge and Martin's Creek properties were modified in 1990 when the equity interest in the properties and the related obligations of the FMBs were sold by an affiliate of the Related General Partner to an unrelated third party. The modifications provide for the minimum pay rate increases from 6.0% per annum in 1990 to 7.5% per annum in March 1996. Beginning in March 1997, the pay rate has increased to 8.25% per annum. The difference between the minimum interest rate and the original stated rate is deferred and is payable out of available future cash flow or ultimately from sale or refinancing proceeds. As part of this modification, the Partnership received $950,000 in 13% second mortgage notes with monthly interest and principal payments through December 1995. These notes were also partially secured by letters of credit. In January 1996, the second mortgage notes for East Ridge and Martin's Creek were paid in full and the letters of credit were released.

              North Glen

              During 1991, a forbearance agreement was finalized with the owners of the North Glen property. The General Partners further modified the North Glen forbearance agreement on April 1993 to allow the owner to make

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE 3  -     Participating First Mortgage Bonds (continued)


debt payments at a pay rate of 6.0% per annum through December 1995 at which time the rate was scheduled to increase to the stated rate of 8.5% per annum, however, the General Partners extended the forbearance agreement through December 15, 1997.

              The original North Glen second mortgage in the principal amount of $126,000 which is secured by a second mortgage on the property matured as of May 1996 and was modified and extended. The modified loan is self amortizing over 48 months at an interest rate of 8.5% per annum. North Glen is current on its interest payments through December 31, 1996.

              Thomas Lake

              Pursuant to the terms of the forbearance agreement entered into as of December 1991, the pay rate for the Thomas Lake property returned to the original stated rate of 8.5% in December 1996.

              In May 1992, Summit Tax Exempt Funding Corp., an affiliate of the Partnership, made a loan in the amount of $220,000 secured by a second mortgage on the Thomas Lake Property toward the payment of past due property taxes. In January 1993, this loan was assigned to the Partnership as part of the transaction in which the Partnership obtained a new credit facility. The loan requires interest only payments at the Citibank, N.A. prime rate (8.5% at December 31, 1994) plus 2.0% per annum, payable monthly. Principal was due in full on April 15, 1995 but the loan was modified and extended. The modified loan is self-amortizing over thirty months at an 8.5% interest rate. Thomas Lake is current on its interest payments through December 31, 1996.

              General

              For several properties collateralizing FMBs (Highpointe Club securing an $8,900,000 FMB; Cypress Run securing an $15,402,428 FMB; Greenway Manor, securing a $12,850,000 FMB; Cedar Creek, securing an $8,100,000 FMB and Sunset Terrace securring a $10,350,000 FMB) the original owners of the underlying properties and obligors of the FMBs were replaced by affiliates of the Related General Partner who have not made equity investments in the underlying properties. These entities have assumed the day-to-day responsibilities and obligations of operating the underlying properties. Buyers are being sought who would make equity investments in the underlying properties and assume the nonrecourse obligations for the FMB's. Although certain of these properties are not producing sufficient cash flow to fully service the debt, the Partnership has no present intention to declare a default on these FMBs.

              The determination as to whether it is in the best interest of the Partnership to enter into forbearance agreements on the FMBs or, alternatively, to pursue its remedies under the loan documents, including foreclosure, is based upon several factors. These factors include, but are not limited to, property performance, owner cooperation and projected legal costs. Payments under each of the existing forbearance agreements aree current as of December 31, 1996.

              The difference between the stated interest rates and the rates paid on certain FMBs is not accrued for financial statement purposes, although it is deferred and payable from available future cash flow and sale or refinancing proceeds. Interest income relating to these FMBs of approximately $1,411,000, $1,571,000, and $1,707,000 was not recorded for the years ended December 31, 1996, 1995 and 1994, respectively.

              The following FMB's interest income exceeded 15% of the Partnership's total revenue for one or more of the three years in the period ended December 31, 1996:
                                       1996            1995             1994
                                       ----            ----             ----
              Cypress Run               *                *               17%
              The Mansion               *                *               16%

              *FMB's interest income was less than 15% of the Partnership's total revenue for the year.

              The cost basis of the FMBs at December 31, 1996 and 1995 was $127,698,506 and $127,568,506, respectively. The net unrealized loss on FMBs consists of gross unrealized gains and losses of $2,842,285 and $7,176,048, respectively, at December 31, 1996 and $3,150,835 and $6,050,282, respectively, at December 31, 1995.

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994

NOTE 3  -       Participating First Mortgage Bonds (continued)

                Descriptions of the various FMBs owned by the Partnership at December 31, 1996 are as follows:


                                                     Minimum                                                         Carrying
                                      Average        Pay Rate    Stated                                               Amount
                                    Interest Rate  at December  Interest                                            at December
Property            Location        Paid for 1996*  31,1996*     Rate*     Call Date   Maturity Date  Face Amount   31, 1996 (E)
--------            --------        --------------  --------     -----     ---------   -------------  -----------   ------------

The Mansion       Independence, MO    6.78%(B)       5.23%       5.23%     April 2006   April 2008   $ 19,450,000  $ 18,454,884
Martin's Creek    Summerville, SC     6.91(D)        7.50(D)     8.25      Mar. 2000    May 2010        7,300,000     6,642,891
East Ridge        Mt. Pleasant, SC    7.83(D)        7.50(D)     8.25      Mar. 2000    May 2010        8,700,000     8,215,330
Highpointe Club   Harrisburg, PA      6.74           (A)         8.50      June 1998    June 2006       8,900,000     7,000,186
Cypress Run       Tampa, FL           5.72           (A)         8.50      Aug. 1998    Aug. 2006      15,402,428    13,982,796
Thomas Lake       Eagan, MN           8.83(C)        8.50        8.50      Aug. 1998    Aug. 2006      12,975,000    13,488,852
North Glen        Atlanta, GA         6.00           6.00        8.50      Aug. 1998    Aug. 2008      12,400,000    11,228,210
Greenway Manor    St. Louis, MO       9.17(C)        8.50        8.50      Oct. 1998    Sept. 2006     12,850,000    13,020,536
Clarendon Hills   Hayward, CA         5.52           5.52        5.52      Dec. 2003    Dec. 2003      17,600,000    14,683,645
Cedar Creek       McKinney, TX        7.88           (A)         8.50      Dec. 1998    Dec. 2006       8,100,000     8,551,563
Sunset Terrace    Lancaster, CA       4.93           (A)         8.00      Feb. 1999    May 2007       10,350,000     8,095,850
                                                                                                     ------------  ------------

                                                                                                     $134,027,428  $123,364,743
                                                                                                     ============  ============



----------

* The average interest rate paid represents the interest recorded by the Partnership while the stated interest rate represents the coupon rate of the FMB and the minimum pay rate represents the minimum rate payable pursuant to the applicable forbearance agreement, if any.

(A)  Pay rate is based on the net cash flow generated by the property.

(B)  Includes contingent interest paid during the year ended December 31, 1996.

(C)  Includes receipt of deferred base interest related to prior periods.

(D) The actual pay rate is adjusted as of the property's fiscal year-end based on audited financials to no less than the minimum pay rate.

(E)  The FMBs are carried at their estimated fair values at December 31, 1996.

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994



NOTE 4  -     Loan Payable

              On January 15, 1993, the Partnership entered into a loan agreement with an unaffiliated lender for a $15,000,000 credit facility with a maturity date of January 14, 1998 and an option to extend for two years for an additional fee. The debt service requirements include monthly interest only payments with a variable interest rate equal to the 30-day commercial paper interest rate (5.45% and 5.85% at December 31, 1996 and 1995, respectively) plus 4.05% with principal due at maturity. The facility is collateralized by a pledge of the FMBs and associated collateral of East Ridge, Martin's Creek, The Mansion, Thomas Lake and Sunset Terrace. The initial proceeds from this facility were used to repay a $10,000,000 credit facility guaranteed by the Partnership, to repay a $3,000,000 noninterest-bearing working capital loan made to the Partnership from the Related General Partner and to pay associated closing costs. The $10,000,000 credit facility had been used to pay for costs incurred to complete construction of the properties securing the Highpointe Club and Clarendon Hills FMBs and to fund a loan toward the payment of property taxes on the Thomas Lake property. The $3,000,000 working capital loan was used to supplement distributions commencing with the fourth quarter 1988 distribution. The unused portion of the Partnership's $15,000,000 credit facility is to be used for future working capital requirements and other cash requirements, as necessary, subject to the approval of the lender.

              In conjunction with the Partnership's credit facility and the repayment of the previously existing $10,000,000 credit facility, the Partnership was assigned nonrecourse notes in the amount of $6,600,000, $3,180,000 and $220,000 from the Clarendon Hills, Highpointe Club and Thomas Lake properties, respectively. The Clarendon Hills promissory note, secured by a deed of trust, requires monthly interest only payments of 8.0% per annum with the principal due on December 1, 2003. The unsecured Highpointe Club note also requires monthly interest only payments of 8.0% per annum with the principal due on December 31, 2003. Since the Highpointe Club property is paying interest on a cash flow basis, interest on the promissory note is only recorded when cash flow is received in excess of the stated rate. No interest on the Highpointe Club promissory note has been received or recorded through December 31, 1996. The assigned Highpointe Club note is subordinate to the Highpointe Club FMB and has been fully reserved. The Thomas Lake promissory note in the principal amount of $220,000, which is secured by a second mortgage on the property, matured in April 1995 and was modified and extended. The modified loan is self-amortizing over thirty months at an 8.5% interest rate. Clarendon Hills and Thomas Lake promissory notes are current on the interest payments through December 31, 1996.

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE 5  -     Income Taxes

              Following is a reconciliation of net income for financial statement purposes with net income for Federal income tax reporting purposes:


                                                              1996           1995           1994
                                                           -----------    -----------    -----------

              Net income per financial statements          $ 6,527,563    $ 5,969,215    $ 5,685,890
                Loss on impairment of assets                         0        500,000      1,350,000
                Uncollected interest on FMBs                 1,410,705      1,570,781      1,707,305
                Nondeductible interest expense                 355,850        374,452        311,255
                Uncollected interest on promissory notes       254,400        254,400        254,400
                Amortization of bond selection fees            150,057        150,055        150,056
                Loss from debt restructure                           0              0     (3,632,747)
                Other, net                                     (56,987)      (214,698)      (326,925)
                                                           -----------    -----------    -----------

              Net income for tax purposes                  $ 8,641,588    $ 8,604,205    $ 5,499,234
                                                           ===========    ===========    ===========



              Net income for tax purposes is generally exempt from Federal income tax. The differences between the tax and book basis of partners' capital are primarily attributable to the cumulative effect of the book to tax income adjustments, the recording of distributions and the Partnership's accounting for the FMBs at fair value for book purposes and cost for tax purposes.

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994



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

                                                              1996           1995         1994
                                                         ----------   ----------   ----------
              Prudential-Bache Properties, Inc.
                and affiliates
                General and administrative               $   33,507   $   93,392   $   93,000
                Management fee                              335,938      335,937      335,937
                                                         ----------   ----------   ----------

                                                            369,445      429,329      428,937
                                                         ----------   ----------   ----------

              Related Tax Exempt Bond Associates, Inc.
                and affiliates
                General and administrative                   71,149       39,723       28,246
                Management fee                              335,938      335,938      335,938
                Loan servicing fees                         335,068      335,068      335,938
                                                         ----------   ----------   ----------

                                                            742,155      710,729      700,122
                                                         ----------   ----------   ----------

                                                         $1,111,600   $1,140,058   $1,129,059
                                                         ==========   ==========   ==========




              Effective October 1, 1995 the Related General Partner has assumed from PBP, the responsibilities and duties of the Tax Matters Partner as defined in the Partnership Agreement.

              The General Partners are paid, in aggregate, an annual management fee equal to .5% of the total invested assets (which equals the total original face amount of the FMBs).

              An affiliate of the Related General Partner receives loan servicing fees in the amount of .25% per annum of the principal amount outstanding on mortgage loans serviced by the affiliate.

              During 1995 and January 1996, a division of Prudential Securities Incorporated ("PSI"), an affiliate of PBP, was responsible for the purchase, sale and safekeeping of the Partnership's temporary investments. This account was maintained in accordance with the Partnership Agreement.

              PSI owns 7,600 BUC$ at December 31, 1996.

              Several executive officers and directors of the Related General Partner own less than 1% of the outstanding BUC$.

              As of December 31, 1996 the original owner of the underlying property and obligor of the Cedar Creek, Cypress Run, Highpointe and Greenway Manor FMBs have been replaced with an affiliate of the Related General Partner who has not made an equity investment. This entity has assumed the day-to-day responsibilities and obligations of the underlying property. Buyers are being sought who would make an equity investment in the underlying property and assume the nonrecourse obligations for the FMB.

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE 7  -     Contingencies

              On or about October 18, 1993, a putative class action, captioned Kinnes et al. v. Prudential Securities Group, Inc. et al. (CV-93-654), was filed in the United States District Court for the District of Arizona, purportedly on behalf of investors in the Partnership, against the Partnership, PBP, PSI and a number of other defendants. On November 16, 1993, a putative class action captioned Connelly et al. v. Prudential-Bache Securities Inc. et al. (93 Civ.
713) , was filed in the United States District Court for the District of Arizona , purportedly on behalf of investors in the Partnership against the Partnership, PBP, PSI and a number of other defendants. On January 3, 1992, a putative class action, captioned Levine v. Prudential-Bache Properties Inc. et al.. (92 Civ.
52), was filed in the United States District Court for the Northern District of Illinois purportedly on behalf of investors in the Partnership against the General Partners, PSI and a number of other defendants. Subsequently the Related General Partner was dismissed from the Levine litigation.

              By order of the Judicial Panel on Multidistrict Litigation dated April 14, 1994, the Kinnes case, by order dated May 4, 1994, the Connelly case and by order dated July 13, 1994, the Levine case, to a single judge of the United States District Court for the Southern District of New York (the "Court") and consolidated for pretrial proceedings under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation (MDL Docket 1005) (the "Class Action"). On June 8, 1994, plaintiffs in the transferred cases filed a complaint that consolidated the previously filed complaints and named as defendants, among others, PSI, certain of its present and former employees and the General Partners. The Partnership was not named a defendant in the consolidated complaint, but the name of the Partnership was listed as being among the limited partnerships at issue in the case.

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

              On December 31, 1996, the Court issued a preliminary approval order (the "Order") with respect to settlement (the "Related Settlement") of the Class Action against the Related General Partner and certain of its affiliates. Pursuant to the stipulation of settlement entered into with counsel for the class on December 24, 1996, the proposed Related Settlement contemplates, among other matters, the reorganization (the "Reorganization") of the Partnership and two other partnerships co-sponsored by affiliates of the Related General Partner and PBP.

              The proposed Related Settlement and Reorganization are subject to objections by the BUC$holders and limited partners of the Partnership as well as each of the other concerned partnerships and final approval of the Court after review of the proposals at a fairness hearing.

              Under the proposed Reorganization plan, the BUC$holders of the Partnership, and Summit Tax Exempt L.P. II and Summit Tax Exempt L.P. III, will receive shares in a newly formed business trust. It is anticipated that shares will be allocated proportionately among the partnerships and their respective investors based upon appraisals and other factors as supported by a third-party fairness opinion. Detailed information about the proposed Related Settlement and Reorganization will be sent to BUC$holders in the near future. The terms of the Reorganization include, among other matters, the acquisition by affiliates of the Related Capital Company ("RCC") of PBP's general partner interest (the "PBP Interest"), transfer to the BUC$holders of one-half of the PBP Interest, reduction of fees currently payable to the General Partners by 25%, filing an application to list the new company's shares on an exchange and the creation of an infinite, as opposed to finite, life-operating business.

              In connection with the proposed Related Settlement and Reorganization, on December 19, 1996, PBP and RCC entered into an agreement for the purchase by RCC or its affiliates of the PBP Interest. The agreement is subject to numerous conditions, including the effectiveness of the Related Settlement of the Class Action and the approval of the sale and withdrawal of PBP as a general partner of the Partnership by the Court.

              Pending final approval of the Related Settlement, the Court's Order prohibits class members (including the BUC$holders) from, among other matters, (i) granting a proxy to object to the Reorganization; or (ii) commencing a tender offer for the BUC$. In addition, the General Partners are enjoined from (i) recording any transfers made in violation of the Order and
(ii) providing the list of investors in any of the partnerships which are the subject of the Reorganization to any person conducting a tender offer.

              There can be no assurance that the conditions to the closing of the proposed Related Settlement and Reorganization will be satisfied nor that a closing may occur in the projected time frame. In the event a settlement cannot be reached, the Related General Partner believes it has meritorious defenses to the consolidated complaint and intends to vigorously defend this action.

NOTE 8  -     Selected Quarterly Financial Data (unaudited)



                                                      1996 Quarter ended
                                     --------------------------------------------------
                                       March 31     June 30   September 30  December 31
                                     ----------   ----------  ------------  -----------
Interest income from participating
 first mortgage bonds                $2,405,750   $2,293,601   $2,348,277   $2,107,373
                                     ==========   ==========   ==========   ==========
Net income                           $1,796,883   $1,653,437   $1,659,467   $1,417,776
                                     ==========   ==========   ==========   ==========
Net income per BUC                   $     0.22   $     0.21   $     0.20   $     0.18
                                     ==========   ==========   ==========   ==========



                                                      1996 Quarter ended
                                     --------------------------------------------------
                                       March 31     June 30   September 30  December 31
                                     ----------   ----------  ------------  -----------
Interest income from participating
 first mortgage bonds                $2,359,498   $2,320,794   $2,274,988   $2,291,156
                                     ==========   ==========   ==========   ==========
Loss on impairment of assets         $        0   $        0   $        0   $  500,000
                                     ==========   ==========   ==========   ==========
Net income                           $1,689,483   $1,562,255   $1,590,145   $1,127,332
                                     ==========   ==========   ==========   ==========
Net income per BUC                   $     0.21   $     0.19   $     0.20   $     0.14
                                     ==========   ==========   ==========   ==========


NOTE 9  -     Subsequent Events

              In February 1997, distributions of approximately $1,660,000 and $34,000 were paid to the BUC$holders and General Partners, respectively, for the quarter ended December 31, 1996.

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

              The Related General Partner assumed the responsibility of the Tax Matters Partner as of October 1, 1995.

              The Registrant, the Registrant's General Partners and their directors and executive officers, and any persons holding more than ten percent of the Registrant's BUC$ are required to report their initial ownership of such BUC$ and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 and 5. Such executive officers, directors and persons who own greater than ten percent of the Registrant's BUC$ are required by Securities and Exchange Commission regulations to furnish the Registrant with copies of all Forms 3, 4 or 5 they file. All of these filing requirements were satisfied on a timely basis for the current year. In making these disclosures, the Registrant has relied solely on written representations of the General Partners' directors and executive officers and persons who own greater than ten percent of the Registrant's BUC$ or copies of the reports they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year.

Prudential-Bache Properties, Inc.

              The directors and executive officers of PBP with regard to managing the Registrant are as follows:


              Name                           Position
              ----                           --------

              Thomas F. Lynch, III           President, Chief Executive Officer, Chairman of the
                                             Board of Directors and Director

              Barbara J. Brooks              Vice President-Finance and Chief Financial Officer

              Eugene D. Burak                Vice President

              Chester A. Piskorowski         Senior Vice President

              Frank W. Giordano              Director

              Nathalie P. Maio               Director



              THOMAS F. LYNCH, III, age 38, is the President, Chief Executive Officer, Chairman of the Board of Directors, and a Director of PBP. He is a Senior Vice President of Prudential Securities Incorporated ("PSI"), an affiliate of PBP. Mr. Lynch also serves in various capacities for other affiliated companies. Mr. Lynch joined PSI in November 1989.

              BARBARA J. BROOKS, age 48, is the Vice President-Finance and Chief Financial Officer of PBP. She is a Senior Vice President of PSI. Ms. Brooks also serves in various capacities for other affiliated companies. She has held several positions within PSI since 1983. Ms. Brooks is a certified public accountant.

              EUGENE D. BURAK, age 51, is a Vice President of PBP. He is a First Vice President of PSI. Prior to joining PSI in September 1995, he was a management consultant for three years and was with Equitable Capital Management Corporation from March 1990 to May 1992. Mr. Burak is a certified public accountant.

              CHESTER A. PISKOROWSKI, age 53, is a Senior Vice President of PBP. He is a Senior Vice President of PSI and is the Senior Manager of the Specialty Finance Asset Management area. Mr. Piskorowski has held several positions within PSI since April 1972. Mr. Piskorowski is a member of the New York and Federal Bars.

              FRANK W. GIORDANO, age 54, is a Director of PBP. He is a Senior Vice President of PSI and an Executive Vice President and General Counsel of Prudential Mutual Fund Management LLC, an affiliate of PSI. Mr. Giordano also serves in various capacities for other affiliated companies. He has been with PSI since July 1967.

              NATHALIE P. MAIO, age 46, is a Director of PBP. Ms. Maio is a Senior Vice President and Deputy General Counsel of PSI and supervises non-litigative legal work for PSI. She joined the Law Department of PSI in 1983, presently, she also serves in various capacities for other affiliated companies.

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


The Related General Partner

              The directors and executive officers of the Related General Partner with respect to the Partnership and their positions with the Related General Partner are as follows:


              Name                                     Position
              ----                                     --------

              J. Michael Fried                         President and Director

              Stuart J. Boesky                         Vice President

              Alan P. Hirmes                           Vice President

              Richard A. Palermo                       Treasurer

              Stephen M. Ross                          Director

              Lynn A. McMahon                          Secretary


              J. MICHAEL FRIED, 52, is President and a Director of the Related General Partner. Mr. Fried is President, a Director and a principal shareholder of Related Capital Company ("Capital"), a real estate finance and acquisition affiliate of the Related General Partner. In that capacity, he is the chief executive officer of Capital, and is responsible for initiating and directing all of Capital's syndication, finance, acquisition and investor reporting activities. Mr. Fried practiced corporate law in New York City with the law firm of Proskauer Rose Goetz & Mendelsohn from 1974 until he joined Capital in 1979. Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude; from Long Island University Graduate School with a Master of Science degree in Psychology; and from Michigan State University with a Bachelor of Arts degree in History.


                                      -41

              STUART J. BOESKY, 40, is a Vice President of the Related General Partner. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital where he presently serves as Managing Director. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow, Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State University School of Law with a Juris Doctor degree. He then received a Master of Law degree in Taxation from Boston University School of Law.

              ALAN P. HIRMES, 42, is a Vice President of the Related General Partner. Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Prior to joining Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., certified public accountants. Mr. Hirmes is also a Managing Director of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

              RICHARD A. PALERMO, 36, is Treasurer of the Related General Partner. Mr. Palermo has been a Certified Public Accountant in New York since 1985. Prior to joining Related in September 1993, Mr. Palermo was employed by Sterling Grace Capital Management from October 1990 to September 1993, Integrated Resources, Inc. from October 1988 to October 1990 and E.F. Hutton & Company, Inc. from June 1986 to October 1988. From October 1982 to June 1986, Mr. Palermo was employed by Marks Shron & Company and Mann Judd Landau, certified public accountants. Mr. Palermo graduated from Adelphi University with a Bachelor of Business Administration degree.

              STEPHEN M. ROSS, 56, is a Director of the Related General Partner. Mr. Ross is President of The Related Companies, L.P. He graduated from The University of Michigan with a Bachelor of Business Administration degree and from Wayne State University School of Law. Mr. Ross then received a Master of Law degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed The Related Companies, Inc. in 1972, to develop, manage, finance and acquire subsidized and conventional apartment developments. To date, The Related Companies, Inc. has developed multi-family properties totaling in excess of 25,000 units, all of which it manages.

              LYNN A. McMAHON, 41, is Secretary of the Related General Partner. Since 1983, she has served as Assistant to the President of Capital. From 1978 to 1983 she was employed at Sony Corporation of America in the Government Relations Department.

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


Item 12.      Security Ownership of Certain Beneficial Owners and Management.

              As of March 3, 1997, the directors and officers of the Related General Partner directly or indirectly own 99.97% of the voting securities of the Related General Partner; however, no director or officer of either General Partner owns directly or beneficially any interest in the voting securities of PBP.

              As of March 3, 1997, directors and officers of the Related General Partner own directly or beneficially BUC$ issued by the Registrant as follows:



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


----------

* Less than 1% of the BUC$ issued by the Registrant

              As of March 3, 1997, no director or officer of PBP owns directly or beneficially any BUC$ issued by the Registrant.

              Based upon reports filed with the Securities and Exchange Commission, as of March 3, 1997, one BUC$holder beneficially owns more than five percent (5%) of the BUC$ issued by the Registrant.


              Title of      Name and address of           Amount and Nature of
              Class        Beneficial Owner               Beneficial Ownership           Percent of Class
              -----        ----------------               --------------------           ----------------

              BUC$         Virginia First Savings Bank       495,804 BUC$                   6.27%
                           P.O. Box 2009
                           Petersburg, VA 23804


Item 13.      Certain Relationships and Related Transactions.

              The Registrant has, and will continue to have, certain relationships with the General Partners and their affiliates. However, there have been no direct financial transactions between the Registrant and the directors or officers of the General Partners.

              Reference is made to Notes 1 and 6 to the financial statements in
Item 8, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedule and Reports on Form 8-K.


                                                                                                         Sequential
(a) 1.        Financial Statements                                                                          Page
              --------------------                                                                          ----
              Independent Auditors' Report                                                                    19

              Statements of Financial Condition as of December 31, 1996 and 1995                              20

              Statements of Income for the years ended December 31, 1996, 1995 and 1994                       21

              Statements of Changes in Partners' Capital (Deficit) for the years
              ended December 31, 1996, 1995 and 1994                                                          22

              Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994                   23

              Notes to Financial Statements                                                                   25

(a) 2.        Financial Statement Schedules

              All schedules have been omitted because they are not applicable or the required information is included in the financial statements and the notes thereto.

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

10(af)        Amended Settlement Agreement for the North Glen First Mortgage
              dated May 1, 1996 (incorporated by reference to Exhibit 10(af) in the Registrant's Annual Report on Form 10-K/A-1 dated December 31,
              1995)
27            Financial Data Schedule (filed herewith)                                                    50

(b)           Reports on Form 8-K

              Current Report on Form 8-K dated December 31, 1996, was filed on
              January 10, 1997 relating to a preliminary approval order with respect to the settlement of class action litigation.

                                   SIGNATURES



              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               SUMMIT TAX EXEMPT BOND FUND, L.P.

                               By: RELATED TAX EXEMPT BOND ASSOCIATES, INC. a General Partner

Date:  March 27, 1997

                                      By:   /s/ J. Michael Fried
                                            -------------------------------
                                            J. Michael Fried
                                            President and Director


                               and


                               By:    PRUDENTIAL-BACHE PROPERTIES, INC.,
                                      a General Partner

Date:  March 27, 1997

                                      By:   /s/ Thomas F. Lynch, III
                                            -------------------------------
                                            Thomas F. Lynch, III
                                            President, Chief Executive Officer,
                                            Chairman of the Board of Directors
                                            and Director

              Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf by the registrant and in the capacities and on the dates indicated:


        Signature                                      Title                                    Date
--------------------------                 -------------------------------------       -----------------------


/s/ J. Michael Fried                       President (principal
--------------------------                 executive officer)
J. Michael Fried                           and Director of
                                           Related Tax Exempt Bond
                                           Associates, Inc. (a General Partner of the
                                           Registrant)                                       March 27, 1997



/s/ Alan P. Hirmes                         Vice President (principal financial officer) of
--------------------------                 Related Tax Exempt
Alan. P. Hirmes                            Bond Associates, Inc.                             March 27, 1997




/s/ Richard A. Palermo                     Treasurer (principal accounting officer) of
--------------------------                 Related Tax Exempt Bond Associates, Inc.          March 27, 1997
Richard A. Palermo


/s/ Stephen M. Ross                        Director of
--------------------------                 Related Tax Exempt Bond Associates, Inc.          March 27, 1997
Stephen M. Ross





/s/ Thomas F. Lynch, III                   Chairman of the
--------------------------                 Board, President,
Thomas F. Lynch, III                       (principal executive officer)
                                           and Director of Prudential-Bache Properties,
                                           Inc. (a General Partner of the Registrant)        March 27, 1997





/s/ Barbara J. Brooks                      Vice President -
--------------------------                 Finance and Chief Financial
Barbara J. Brooks                          Officer (principal financial officer)
                                           of  Prudential-Bache Properties, Inc.             March 27, 1997





/s/ Nathalie P. Maio                       Director of  Prudential-Bache Properties, Inc.    March 27, 1997
--------------------------
Nathalie P. Maio



/s/ Eugene D. Burak                        Vice President of
--------------------------                 Prudential-Bache Properties, Inc.                 March 27, 1997
Eugene D. Burak



/s/ Frank W. Giordano                      Director of  Prudential-Bache Properties, Inc.    March 27, 1997
--------------------------
Frank W. Giordano
