Form 10-Q
period 1997-03-31
SUMMIT TAX EXEMPT BOND FUND LP
filed 1997-05-15
CIK 786156

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                        STATEMENTS OF FINANCIAL CONDITION
                                   (unaudited)

                                                      ===========  ===========
                                                       March 31,   December 31,
                                                         1997          1996
                                                      -----------  -----------
ASSETS
Participating first mortgage bonds-at fair value     $123,397,243 $123,364,743
Temporary investments                                   1,150,000    1,650,000
Cash and cash equivalents                                 853,178      244,439
Promissory notes receivable, net                        6,649,980    6,679,795
Deferred bond selection fees, net                       1,520,646    1,558,161
Interest receivable, net                                  724,827      825,237
Deferred financing fees, net                              101,199      133,156
Other assets                                                9,640       20,504
                                                     ------------ ------------
Total assets                                         $134,406,713 $134,476,035
                                                     ============ ============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Loan payable                                       $13,680,866 $ 13,680,866
   Deferred income                                        921,286      954,256
   Due to affiliates                                      330,925      143,023
   Accounts payable and accrued expenses                   87,486      101,255
                                                     ------------ ------------

Total liabilities                                      15,020,563   14,879,400
                                                     ------------ ------------
Contingencies

Partners' capital (deficit):
   BUC$holders (7,906,234 BUC$
     issued and outstanding)                          124,104,945  124,311,220
   General Partners                                      (385,032)    (380,822)
   Net unrealized loss on participating
     first mortgage bonds                              (4,333,763)  (4,333,763)
                                                     ------------ ------------
Total partners' capital                               119,386,150  119,596,635
                                                     ------------ ------------

Total liabilities and partners' capital              $134,406,713 $134,476,035
                                                     ============ ============

                See accompanying notes to financial statements

                         SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                       =======================
                                                          Three Months Ended
                                                               March 31,
                                                       -----------------------
                                                           1997         1996
                                                       -----------------------
REVENUES:
   Interest income:
    Participating first mortgage bonds, net            $2,142,851   $2,405,750
    Promissory notes                                      135,615      158,734
    Temporary investments                                  11,524       15,687
                                                       ----------   ----------
    Total revenues                                      2,289,990    2,580,171
                                                       ----------   ----------

EXPENSES:

   Interest                                               330,575      330,807
   Management fees                                        167,969      167,969
   General and administrative                              89,183       80,254
   Loan servicing fees                                     82,620       83,309
   Legal                                                   66,463       51,478
   Amortization of deferred bond selection fees            37,515       37,514
   Amortization of deferred financing fees                 31,957       31,957
                                                       ----------   ----------

    Total expenses                                        806,282      783,288
                                                       ----------   ----------

    Net Income                                         $1,483,708   $1,796,883
                                                       ==========   ==========
ALLOCATION OF NET INCOME:

   BUC$holders                                         $1,454,034   $1,760,945
                                                       ==========   ==========
   General Partners                                    $   29,674   $   35,938
                                                       ==========   ==========

Net Income per BUC                                     $      .18   $      .22
                                                       ==========   ==========

                See accompanying notes to financial statements

                         SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                                                                  Net Unrealized
                                                                                     Loss on
                                                                      General   Participating First
                                        Total        BUC$holders      Partners     Mortgage Bonds
                                    ---------------------------------------------------------------
Partners' capital (deficit) -
   January 1, 1997                  $119,596,635    $124,311,220    $ (380,822)    $(4,333,763)
Net income                             1,483,708       1,454,034        29,674               0
Distributions                         (1,694,193)     (1,660,309)      (33,884)              0
                                    ------------    ------------    ----------     -----------
Partners' capital (deficit) -
   March 31, 1997                   $119,386,150    $124,104,945      (385,032)    $(4,333,763)
                                    ============    ============    ==========     ===========

                See accompanying notes to financial statements

                         SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Three Months Ended
                                                              March 31,
                                                      -----------------------
                                                          1997         1996
                                                      -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Interest received, net                             $ 2,435,828   $2,533,017
   Loan made to property                                 (110,898)           0
   Amount paid which was due to affiliate                 (84,225)           0
   Fees and expenses paid                                (137,013)    (127,916)
   Interest paid                                         (330,575)    (330,807)
                                                      -----------   ----------
Net cash provided by operating activities               1,773,117    2,074,294
                                                      -----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net sale (purchase) of temporary investments           500,000     (900,000)
   Principal payments on promissory note                   29,815       20,940
                                                      -----------   ----------
Net cash provided by (used in) investing activities       529,815     (879,060)
                                                      -----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions paid                                  (1,694,193)  (1,694,193)
                                                      -----------   ----------

Net increase (decrease) in cash and cash equivalents      608,739     (498,959)
Cash and cash equivalents at beginning of period          244,439      626,391
                                                      -----------   ----------
Cash and cash equivalents at end of period            $   853,178   $  127,432
                                                      ===========   ==========
SCHEDULE RECONCILING NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
Net income                                            $ 1,483,708   $1,796,883
                                                      -----------   ----------
Adjustments to reconcile net income to net cash
   provided by operating activities:
Amortization of deferred income                           (65,470)     (65,471)
Amortization of deferred bond selection fees               37,515       37,514
Amortization of deferred financing fees                    31,957       31,957
Changes in:
   Promissory notes receivable, net                             0       57,053
   Interest receivable, net                               100,410       18,317
   Other assets                                            10,864       10,776
   Deferred income                                              0      (57,053)
   Accounts payable and accrued expenses                  (13,769)      (4,934)
   Due to affiliates                                      187,902      249,252
                                                      -----------   ----------
Total adjustments                                         289,409      277,411
                                                      -----------   ----------

Net cash provided by operating activities              $1,773,117   $2,074,294
                                                      ===========   ==========

                See accompanying notes to financial statements

                       SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (unaudited)

NOTE 1 - General

    These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Summit Tax Exempt Bond Fund, L.P. (the "Partnership") as of March 31, 1997 and the results of its operations and its cash flows for the three months ended March 31, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

    Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.

    Certain reclassifications have been made to prior year amounts to conform to the current year's presentation.

NOTE 2 - Participating First Mortgage Bonds ("FMBs")

    The Partnership accounts for its investments in the FMBs as "available for sale" debt securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Accordingly, investments in FMBs are carried at their estimated fair values with unrealized gains and losses reported in a separate component of partners' capital.

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

    Effective as of January 30, 1997, pursuant to the terms of a forbearance agreement executed in August 1995, the obligor of the Sunset Terrace FMB transferred the deed to the underlying Property to an affiliate of the Related General Partner, who made no equity investment in the Property but assumed day to day responsibilities of operations and obligations under the FMB.

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (unaudited)

NOTE 2 - Participating First Mortgage Bonds ("FMBs") (continued)

    With respect to the Sunset Terrace FMB, the Partnership paid certain insurance premiums on January 31, 1997 in the amount of approximately $64,000 as a result of the forbearance agreement and transfer of the deed to the underlying property to an affiliate of the Related General Partner. This loan was recorded in operating income as a reduction of interest income from participating first mortgage bonds because the Sunset Terrace FMB is paying interest on a cash flow basis.

    In February 1997, the Partnership made an additional advance of approximately $111,000 to the obligor of the Cypress Run FMB (an affiliate of the Related General Partner) toward payment of certain capital improvements to cure deferred maintenance. This advance as well as previous advances in April 1995 and December 1996 in the amount of $721,000 and $274,000, respectively, toward payment of delinquent real estate taxes, all of which are fully reserved for (and accounted for as a reduction of interest income from Participating First Mortgage Bonds), are made pursuant to a demand note from the obligor for a loan amount up to $1,500,000 providing for interest only at 8.5% per annum, payable monthly. Principal is due on demand.

    With respect to the FMBs which are subject to forbearance agreements with the respective obligors, the difference between the stated interest rates and the rates paid (whether deferred and payable out of available future cash flow or, ultimately, from sale or refinancing proceeds) on FMBs is not accrued for financial statement purposes. The accrual of interest at the stated interest rate will resume once a property's ability to pay the stated rate has been adequately demonstrated. Unrecorded contractual interest income was approximately $515,000 and $326,000 for the three months ended March 31, 1997 and 1996, respectively.

    The cost basis of the FMBs at March 31, 1997 and December 31, 1996 was $127,731,006 and $127,698,506, respectively. The net unrealized loss on FMBs consists of gross unrealized gains and losses of $2,842,285 and $7,176,048, respectively, at both March 31, 1997 and December 31, 1996.

                      SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (unaudited)

NOTE 2 - Participating First Mortgage Bonds ("FMBs") (continued)

         Descriptions of the various FMBs owned by the Partnership at March 31, 1997 are as follows:


                                      Annualized
                                      interest rate
                                      paid for the    Minimum                                                           Carrying
                                      three months    Pay Rate at  Stated                                               Amount at
                                      ended March     March        Interest               Maturity                      March 31,
Property          Location            31, 1997*       31, 1997*    Rate*    Call Date     Date        Face Amount       1997 (E)
-----------       ---------           -------------   -----------  -------- ---------     --------    ------------      ----------
The Mansion       Independence, MO     6.75%(B)       5.23%        5.23%    Apr. 2006     Apr. 2008  $ 19,450,000      $ 18,454,884
Martin's Creek    Summerville, SC      7.37(C)        8.25         8.25     Mar. 2000     May  2010     7,300,000         6,657,721
East Ridge        Mt. Pleasant, SC     8.25(C)        8.25         8.25     Mar. 2000     May  2010     8,700,000         8,233,000
Highpointe Club   Harrisburg, PA       6.84            (A)         8.50     Jun. 1998     Jun. 2006     8,900,000         7,000,186
Cypress Run       Tampa, FL            5.92            (A)         8.50     Aug. 1998     Aug. 2006    15,402,428        13,982,796
Thomas Lake       Eagan, MN            9.94(D)        8.50         8.50     Aug. 1998     Aug. 2006    12,975,000        13,488,852
North Glen        Atlanta, GA          6.00           6.00         8.50     Aug. 1998     Aug. 2008    12,400,000        11,228,210
Greenway Manor    St. Louis, MO        9.00(D)        8.50         8.50     Oct. 1998     Sept.2006    12,850,000        13,020,536
Clarendon Hills   Hayward, CA          5.52           5.52         5.52     Dec. 2003     Dec. 2003    17,600,000        14,683,645
Cedar Creek       McKinney, TX         7.88            (A)         8.50     Dec. 1998     Dec. 2006     8,100,000         8,551,563
Sunset Terrace    Lancaster, CA        4.93            (A)         8.00     Feb. 1999     May  2007    10,350,000         8,095,850
                                                                                                     ------------      ------------
                                                                                                     $134,027,428      $123,397,243
                                                                                                     ------------      ------------

*The annualized interest rate paid represents the interest recorded by the Partnership while the stated interest rate represents the coupon rate of the FMB and the minimum pay rate represents the minimum rate payable pursuant to the applicable forbearance agreement, if any.

(A) Pay rate is based on the net cash flow generated by the property.
(B) Includes contingent interest paid during the three months ended March 31, 1997.
(C) Any deficit in the actual annual pay rate is restored as of the property's fiscal year end based on audited financial statements to no less than the minimum pay rate.
(D) Includes receipt of deferred base interest related to prior periods.
(E) The FMBs are carried at their estimated fair values at March 31, 1997.

                                      8

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (unaudited)

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
                                                         Three Months Ended
                                                              March 31,
                                                        ---------------------
                                                          1997         1996
                                                        --------     --------
PBP and affiliates:
   General and administrative                           $  9,731     $ 21,730
   Management fee                                         83,984       83,984
                                                        --------     --------
                                                          93,715      105,714
The Related General Partner and affiliates:
   General and administrative                             11,692       15,000
   Loan servicing fees                                    82,620       83,309
   Management fee                                         83,985       83,985
                                                        --------     --------
                                                         178,297      182,294
                                                        --------     --------
                                                        $272,012     $288,008
                                                        ========     ========

    An affiliate of the Related General Partner receives loan servicing fees (see above) in an amount of .25% per annum of the principal amount outstanding on FMBs serviced by the affiliate.

    The General Partners are paid, in the aggregate, an annual management fee (see above) equal to .5% of the original amount invested in FMBs.

    During January 1996, a division of Prudential Securities Incorporated ("PSI"), an affiliate of PBP, was responsible for the purchase, sale and safekeeping of the Partnership's temporary investments. This account was maintained in accordance with the Partnership Agreement.

    PSI owns 7,600 BUC$ at March 31, 1997.

    Several executive officers and directors of the Related General Partner own less than 1% of the outstanding BUC$.

    As of March 31, 1997, the original owners of the underlying properties and obligors of the Cedar Creek, Cypress Run, Highpointe, Greenway Manor and Sunset Terrace FMBs have been replaced with affiliates of the Related General Partner who have not made equity investments. These entities have assumed the day-to-day responsibilities and obligations of the underlying properties. Buyers are being sought who would make equity investments in the underlying properties and assume the nonrecourse obligations for each of the FMBs.

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (unaudited)

NOTE 4 - Contingencies

              On or about October 18, 1993, a putative class action, captioned Kinnes et al. v. Prudential Securities Group, Inc. et al. (CV-93-654), was filed in the United States District Court for the District of Arizona, purportedly on behalf of investors in the Partnership, against the Partnership, PBP, PSI and a number of other defendants. On November 16, 1993, a putative class action captioned Connelly et al. v. Prudential-Bache Securities Inc. et al. (93 Civ. 713), was filed in the United States District Court for the District of Arizona, purportedly on behalf of investors in the Partnership against the Partnership, PBP, PSI and a number of other defendants. On January 3, 1992, a putative class action, captioned Levine v. Prudential-Bache Properties Inc. et al.. (92 Civ. 52), was filed in the United States District Court for the Northern District of Illinois purportedly on behalf of investors in the Partnership against the General Partners, PSI and a number of other defendants. Subsequently, the Related General Partner was dismissed from the Levine litigation.

              By order of the Judicial Panel on Multidistrict Litigation dated April 14, 1994, the Kinnes case, by order dated May 4, 1994, the Connelly case and by order dated July 13, 1994, the Levine case, were transferred to a single judge of the United States District Court for the Southern District of New York (the "Court") and consolidated for pretrial proceedings under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation (MDL Docket
1005) (the "Class Action"). On June 8, 1994, plaintiffs in the transferred cases filed a complaint that consolidated the previously filed complaints and named as defendants, among others, PSI, certain of its present and former employees and the General Partners. The Partnership was not named a defendant in the consolidated complaint, but the name of the Partnership was listed as being among the limited partnerships at issue in the case.

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

              On December 31, 1996, the Court issued a preliminary approval order (the "Order") with respect to settlement (the "Related Settlement") of the Class Action against the Related General Partner and certain of its affiliates. Pursuant to the stipulation of settlement entered into with counsel for the class on December 24, 1996, the proposed Related Settlement contemplates, among other matters, the reorganization (the "Reorganization") of the Partnership and two other partnerships co-sponsored by affiliates of the Related General Partner and PBP.
                                      10

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (unaudited)

NOTE 4 - Contingencies (continued)

              The proposed Related Settlement and Reorganization are subject to objections by the BUC$holders and limited partners of the Partnership as well as each of the other concerned partnerships and final approval of the Court after review of the proposals at a fairness hearing.

              Under the proposed Reorganization plan, the BUC$holders of the Partnership, and Summit Tax Exempt L.P. II and Summit Tax Exempt L.P. III, will receive shares in a newly formed business trust. It is anticipated that shares will be allocated proportionately among the partnerships and their respective investors based upon appraisals and other factors as supported by a third-party fairness opinion. Detailed information about the proposed Related Settlement and Reorganization will be sent to BUC$holders in the near future. The terms of the Reorganization include, among other matters, the acquisition by affiliates of the Related Capital Company ("RCC") of PBP's general partner interest (the "PBP Interest"), transfer to the BUC$holders of one-half of the PBP Interest, reduction of the sum of the aggregate annual fees currently payable to both General Partners by 25%, filing an application to list the new company's shares on an exchange and the creation of an infinite, as opposed to finite, life-operating business.

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

              There can be no assurance that the conditions to the closing of the proposed Related Settlement and Reorganization will be satisfied nor as to the time frame in which a closing may occur. In the event a settlement cannot be reached, the Related General Partner believes it has meritorious defenses to the consolidated complaint and intends to vigorously defend this action.

NOTE 5 - Subsequent Event

    In May 1997, distributions of approximately $1,660,000 and $34,000 were paid to the BUC$holders and General Partners, respectively, for the quarter ended March 31, 1997.

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

    At the beginning of the year, the Partnership had cash and temporary investments of approximately $1,894,000. After payment of distributions of approximately $1,694,000 and receipt of the net cash flow from operations of approximately $1,773,000, the Partnership ended the three months with approximately $2,003,000 in cash and temporary investments. The first quarter distribution of $1,660,000 ($.21 per BUC) was paid to BUC$holders in May 1997 from cash flow from operations. The Partnership anticipates funding future cash distributions from current and previously undistributed cash flow from operations. The restructuring of the FMBs in prior years and any future restructuring may result in the General Partners reducing the distributions to BUC$holders in future periods.

    Effective as of January 30, 1997, pursuant tothe terms of a forbearance agreement executed in August 1995, the obligor of the Sunset Terrace FMB transferred the deed to the underlying Property to an affiliate of the Related General Partner, who made no equity investment in the Property but assumed day to day responsibilities of operations and obligations under the FMB.

    With respect to the Sunset Terrace FMB, the Partnership paid certain insurance premiums on January 31, 1997 in the amount of approximately $64,000 as a result of the forbearance agreement and transfer of the deed to the underlying property to an affiliate of the Related General Partner. This loan was recorded in operating income as a reduction of interest income from participating first mortgage bonds because the Sunset Terrace FMB is paying interest on a cash flow basis.

    In February 1997, the Partnership made an additional advance of approximately $111,000 to the obligor of the Cypress Run FMB (an affiliate of the Related General Partner) toward payment of certain capital improvements to cure deferred maintenance. This advance as well as previous advances in April 1995 and December 1996 in the amounts of $721,000 and $274,000, respectively, toward payment of delinquent real estate taxes, all of which are fully reserved for (and accounted for as a reduction of interest income from Participating First Mortgage Bonds), are made pursuant to a demand note from the obligor for a loan amount up to $1,500,000 providing for interest only at 8.5% per annum, payable monthly. Principal is due on demand.

    The Partnership has entered into forbearance agreements on several FMBs and may be required to extend or modify those agreements or enter into new agreements in the future. Such agreements may adversely impact liquidity; however interest payments from FMBs are anticipated to provide sufficient liquidity to fund in future years the Partnership's operating expenditures, debt service and distributions.

    The Partnership's loan payable has a variable interest rate; therefore, future levels of interest expense will fluctuate in correlation to movements in the 30-day commercial paper interest rate.

    For a discussion of the proposed settlement of the Class Action relating to the Partnership, see Note 4 to the financial statements.

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

Results of Operations

    Net income decreased approximately $313,000 for the three months ended March 31, 1997 as compared to the corresponding period in 1996 for the reasons discussed below.

    Interest income from FMBs decreased approximately $263,000 for the three months ended March 31, 1997 as compared to the corresponding period in 1996 primarily due to a loan to Cypress Run in February 1997, which was fully reserved for and accounted for as a reduction of interest from the FMB, a decrease in the amount of contingent interest received from the Mansions FMB as compared to the corresponding period in 1996 (which includes an adjustment in prior periods) and a decrease due to the payment of insurance premiums related to the underlying property of the Sunset Terrace FMB which was recorded as a reduction of income.

    Interest income from promissory notes decreased approximately $23,000 for the three months ended March 31, 1997 as compared to the corresponding period in 1996, primarily due to the repayment of the East Ridge and Martin's Creek second mortgage loans in January 1996.

    Interest income from temporary investments decreased approximately $4,000 for the three months ended March 31, 1997 as compared to the corresponding period in 1996 primarily due to lower cash and temporary investment balances in 1997.

    General and administrative expenses increased approximately $9,000 for the three months ended March 31, 1997 as compared to the corresponding period in 1996 primarily due to an overaccrual of audit fees at December 31, 1995.

    Legal expenses increased approximately $15,000 for the three months ended March 31, 1997 as compared to the corresponding period in 1996 primarily due to legal costs incurred with respect to finalization of the Cypress Run bankruptcy proceedings and related issues.

General

    The determination as to whether it is in the best interest of the Partnership to enter into forbearance agreements on the FMBs or, alternatively, to pursue its remedies under the loan documents, including foreclosure, is based upon several factors including, but not limited to, property performance, owner cooperation and projected legal costs.

    Certain property owners have, at times, supplemented the cash flow generated by the properties to meet the required FMB interest payments. There can be no assurance that in the future any property owner will elect to supplement property cash flow to satisfy bond interest requirements, if necessary. No property owner made supplementary payments during the three months ended March 31, 1997 and 1996.

Property Information

The following table lists the FMBs the Partnership owns together with occupancy rates of the underlying properties as of March 31, 1997:

                                                                          Annualized
                                                                           Interest
                                                                           Rate Paid
                                                                         for the three    Minimum
                                                                Stated   months ended   Pay Rate at
                                                               Interest     March          March
Property          Location            Face Amount   Occupancy    Rate*     31, 1997*     31, 1997*
--------          --------            -----------   ---------  --------  -------------  -----------
The Mansion       Independence, MO    $19,450,000      96.0%      5.23%     6.75% (B)      5.23%
Martin's Creek    Summerville, SC       7,300,000      97.0       8.25      7.37  (C)      8.25
East Ridge        Mt. Pleasant, SC      8,700,000      95.9       8.25      8.25  (C)      8.25
Highpointe
  Club            Harrisburg, PA        8,900,000      98.7       8.50      6.84           (A)
Cypress Run       Tampa, FL            15,402,428      92.3       8.50      5.92           (A)
Thomas Lake       Eagan, MN            12,975,000      99.5       8.50      9.94  (D)      8.50
North Glen        Atlanta, GA          12,400,000      92.6       8.50      6.00           6.00
Greenway
  Manor           St. Louis, MO        12,850,000      97.1       8.50      9.00  (D)      8.50
Clarendon Hills   Hayward, CA          17,600,000      99.6       5.52      5.52           5.52
Cedar Creek       McKinney, TX          8,100,000      87.3       8.50      7.88           (A)
Sunset Terrace    Lancaster, CA        10,350,000      89.1       8.00      4.93           (A)
                                      -----------
                                     $134,027,428
                                     ============

*The annualized interest rate paid represents the interest recorded by the Partnership while the stated interest rate represents the coupon rate of the FMB and the minimum pay rate represents the minimum rate payable pursuant to the applicable forbearance agreement, if any.

(A) Pay rate is based on net cash flow generated by the property.

(B) Includes contingent interest paid during the three months ended March 31, 1997.
(C) The actual annual pay rate is adjusted as of the property's fiscal year end based on audited financial statements to no less than the minimum pay rate.
(D)  Includes  receipt of deferred base interest  related to prior periods.

                           PART II. OTHER INFORMATION


Item 1.    Legal Proceedings

       Incorporated by reference to Note 4 to the financial statements filed herewith in Item 1 of Part 1 of the Registrant's Quarterly Report.

Item 2.    Changes in Securities - None

Item 3.    Defaults Upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders - None

Item 5.    Other information

       Thomas F. Lynch, III ceased to serve as President, Chief Executive Officer, Chairman of the Board of Directors and Director of Prudential-Bache Properties, Inc. effective May 2, 1997. Effective May 2, 1997, Brian J. Martin was elected President, Chief Executive Officer, Chairman of the Board of Directors and Director of Prudential-Bache Properties, Inc.

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

       (b) Reports on Form 8-K.

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


                        SUMMIT TAX EXEMPT BOND FUND, L.P.



                               By: Related Tax Exempt Bond Associates, Inc. A Delaware corporation, General Partner



Date:  May 14, 1997                 By: /s/ Alan P. Hirmes
                                        ------------------
                                        Alan P. Hirmes
                                        Vice President
                                         (Principal Financial Officer)




Date:  May 14, 1997                 By: /s/ Richard A. Palermo
                                        ----------------------
                                        Richard A. Palermo
                                        Treasurer
                                         (Principal Accounting Officer)



                                By: Prudential-Bache Properties, Inc.
                                    A Delaware corporation, General Partner



Date:  May 14, 1997                 By: /s/ Eugene D. Burak
                                        -------------------
                                        Eugene D. Burak
                                        Vice President