Form 10-Q
period 1997-06-30
SUMMIT TAX EXEMPT BOND FUND LP
filed 1997-08-18
CIK 786156

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR
-----           15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1997


                                       OR


                TRANSITION REPORT PURSUANT TO SECTION 13 OR
-----           15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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
                                   (unaudited)

                                                 =============    =============
                                                    June 30,       December 31,
                                                      1997            1996
                                                 -------------    -------------
ASSETS
Participating first mortgage bonds-at fair value $ 123,429,743    $ 123,364,743
Temporary investments                                  950,000        1,650,000
Cash and cash equivalents                            1,089,356          244,439
Promissory notes receivable, net                     6,619,526        6,679,795
Deferred bond selection fees, net                    1,483,132        1,558,161
Interest receivable, net                               687,948          825,237
Deferred financing fees, net                            69,241          133,156
Other assets                                                 0           20,504
                                                 -------------    -------------

Total assets                                     $ 134,328,946    $ 134,476,035
                                                 =============    =============
LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Loan payable                                  $  13,680,866    $  13,680,866
   Deferred income                                     888,316          954,256
   Due to affiliates                                   355,947          143,023
   Accounts payable and accrued expenses                73,274          101,255
                                                 -------------    -------------


Total liabilities                                   14,998,403       14,879,400
                                                 -------------    -------------

Contingencies

Partners' capital (deficit):
   BUC$holders (7,906,234 BUC$
     issued and outstanding)                       124,050,450      124,311,220
   General Partners                                   (386,144)        (380,822)
   Net unrealized loss on participating
     first mortgage bonds                           (4,333,763)      (4,333,763)
                                                 -------------    -------------

Total partners' capital                            119,330,543      119,596,635
                                                 -------------    -------------

Total liabilities and partners' capital          $ 134,328,946    $ 134,476,035
                                                 =============    =============

                 See accompanying notes to financial statements

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                              STATEMENTS OF INCOME
                                   (unaudited)

                                   =======================   =======================
                                      Three Months Ended          Six Months Ended
                                            June 30,                 June 30,
                                   -----------------------   -----------------------
                                      1997          1996        1997         1996
                                   -----------------------   -----------------------
REVENUES:

   Interest income:
    Participating first mortgage
      bonds, net                   $2,269,357   $2,293,601   $4,412,208   $4,699,351
    Promissory notes                  134,974      137,615      270,589      296,349
    Temporary investments              16,578       17,633       28,102       33,320
                                   ----------   ----------   ----------   ----------

    Total revenues                  2,420,909    2,448,849    4,710,899    5,029,020
                                   ----------   ----------   ----------   ----------

EXPENSES:

   Interest                           335,550      327,942      666,125      658,749
   Management fees                    167,969      167,969      335,938      335,938
   General and administrative         101,529       88,644      190,712      168,898
   Loan servicing fees                 83,537       83,310      166,157      166,619
   Legal                               24,266       58,075       90,729      109,553
   Amortization of deferred
     bond selection fees               37,514       37,515       75,029       75,029
   Amortization of deferred
     financing fees                    31,958       31,957       63,915       63,914
                                   ----------   ----------   ----------   ----------

    Total expenses                    782,323      795,412    1,588,605    1,578,700
                                   ----------   ----------   ----------   ----------

    Net Income                     $1,638,586   $1,653,437   $3,122,294   $3,450,320
                                   ==========   ==========   ==========   ==========

ALLOCATION OF NET
   INCOME:

   BUC$holders                     $1,605,814   $1,620,369   $3,059,848   $3,381,314
                                   ==========   ==========   ==========   ==========

   General Partners                $   32,772   $   33,068   $   62,446   $   69,006
                                   ==========   ==========   ==========   ==========

Net Income per BUC                 $      .20   $      .21   $      .39   $      .43
                                   ==========   ==========   ==========   ==========

                 See accompanying notes to financial statements

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (unaudited)

                                ====================================================================
                                                                                   Net Unrealized
                                                                                      Loss on
                                                                     General    Participating First
                                     Total        BUC$holders        Partners     Mortgage Bonds
                                --------------------------------------------------------------------
Partners' capital (deficit) -
   January 1, 1997              $ 119,596,635    $ 124,311,220    $    (380,822)   $  (4,333,763)
Net income                          3,122,294        3,059,848           62,446                0
Distributions                      (3,388,386)      (3,320,618)         (67,768)               0
                                -------------    -------------    -------------    -------------
Partners' capital (deficit) -
   June 30, 1997                $ 119,330,543    $ 124,050,450    $    (386,144)   $  (4,333,763)
                                =============    =============    =============    =============


                 See accompanying notes to financial statements

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                       ==========================
                                                             Six Months Ended
                                                                June 30,
                                                       --------------------------
                                                          1997            1996
                                                       --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Interest received, net                              $ 4,926,906    $ 4,920,237
   Loans made to property                                 (209,658)             0
   Amount paid which was due to affiliate                  (84,225)             0
   Fees and expenses paid                                 (493,864)      (521,866)
   Interest paid                                          (666,125)      (658,749)
                                                       -----------    -----------

Net cash provided by operating activities                3,473,034      3,739,622
                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net sale (purchase) of temporary investments            700,000       (950,000)
   Principal payments on promissory notes                   60,269         42,327
                                                       -----------    -----------

Net cash provided by (used in) investing activities        760,269       (907,673)
                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions paid                                   (3,388,386)    (3,388,387)
                                                       -----------    -----------

Net increase (decrease) in cash and cash equivalents       844,917       (556,438)

Cash and cash equivalents at beginning of period           244,439        626,391
                                                       -----------    -----------

Cash and cash equivalents at end of period             $ 1,089,356    $    69,953
                                                       ===========    ===========
SCHEDULE RECONCILING NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
Net income                                             $ 3,122,294    $ 3,450,320
                                                       -----------    -----------
Adjustments to reconcile net income to net cash
   provided by operating activities:
Amortization of deferred income                           (130,940)      (130,940)
Amortization of deferred bond selection fees                75,029         75,029
Amortization of deferred financing fees                     63,915         63,914
Changes in:
   Promissory notes receivable, net                              0         57,054
   Interest receivable, net                                137,289         22,157
   Other assets                                             20,504          5,740
   Deferred income                                               0        (57,054)
   Accounts payable and accrued expenses                   (27,981)       (25,238)
   Due to affiliates                                       212,924        278,640
                                                       -----------    -----------

Total adjustments                                          350,740        289,302
                                                       -----------    -----------

Net cash provided by operating activities              $ 3,473,034    $ 3,739,622
                                                       ===========    ===========

                 See accompanying notes to financial statements

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (unaudited)

NOTE 1 - General

     These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Summit Tax Exempt Bond Fund, L.P. (the "Partnership") as of June 30, 1997, the results of its operations for the three and six months ended June 30, 1997 and 1996 and its cash flows for the six months ended June 30, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

     Effective as of January 30, 1997, pursuant to the terms of a forbearance agreement executed in August 1995, the obligor of the Sunset Terrace FMB transferred the deed to the underlying Property to an affiliate of the Related General Partner, who made no equity investment in the Property but assumed day to day responsibilities of operations and obligations under the FMB. With respect to the Sunset Terrace FMB, the Partnership paid certain insurance premiums on January 31, 1997 in the amount of approximately $64,000. This loan was recorded in operating income as a reduction of interest income from participating first mortgage bonds because the Sunset Terrace FMB is paying interest on a cash flow basis.

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (unaudited)

NOTE 2 - Participating First Mortgage Bonds ("FMBs") (continued)


     In February and May of 1997, the Partnership made additional advances of approximately $111,000 and $99,000, respectively, to the obligor of the Cypress Run FMB (an affiliate of the Related General Partner) toward payment of certain capital improvements to cure deferred maintenance. These advances, as well as previous advances in April 1995 and December 1996 in the amounts of $721,000 and $274,000, respectively, toward payment of delinquent real estate taxes, all of which are fully reserved for (and accounted for as a reduction of interest income from Participating First Mortgage Bonds), were made pursuant to a demand note from the obligor for a loan amount up to $1,500,000 providing for interest only at 8.5% per annum, payable monthly. Principal is due on demand.

    With respect to the FMBs which are subject to forbearance agreements with the respective obligors, the difference between the stated interest rates and the rates paid (whether deferred and payable out of available future cash flow or, ultimately, from sale or refinancing proceeds) on FMBs is not accrued for financial statement purposes. The accrual of interest at the stated interest rate will resume once a property's ability to pay the stated rate has been adequately demonstrated. Unrecorded contractual interest income was approximately $921,000 and $660,000 for the six months ended June 30, 1997 and 1996, respectively.

     The cost basis of the FMBs at June 30, 1997 and December 31, 1996 was $127,763,506 and $127,698,506, respectively. The net unrealized loss on FMBs consists of gross unrealized gains and losses of $2,842,285 and $7,176,048, respectively, at both June 30, 1997 and December 31, 1996.

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (unaudited)

NOTE 2 - Participating First Mortgage Bonds ("FMBs") (continued)

         Descriptions of the various FMBs owned by the Partnership at June 30, 1997 are as follows

                                      Annualized
                                      interest rate
                                      paid for the    Minimum Pay                                                      Carrying
                                      six months      Rate at    Stated                                                Amount at
                                      ended June      June 30,   Interest                Maturity                      June 30,
Property          Location            30, 1997*       1997*      Rate*     Call Date     Date         Face Amount      1997 (E)
--------          --------            -------------   -------    ------    ----------    ----------   ------------     -------------
The Mansion       Independence, MO     6.64%(B)       5.23%       5.23%     Apr. 2006    Apr.  2008   $  19,450,000    $  18,454,884
Martin's Creek    Summerville, SC      7.19 (C)       8.25        8.25      Mar. 2000    May   2010       7,300,000        6,672,550
East Ridge        Mt. Pleasant, SC     8.08 (C)       8.25        8.25      Mar. 2000    May   2010       8,700,000        8,250,671
Highpointe Club   Harrisburg, PA       6.80           (A)         8.50      Jun. 1998    Jun.  2006       8,900,000        7,000,186
Cypress Run       Tampa, FL            5.89           (A)         8.50      Aug. 1998    Aug.  2006      15,402,428       13,982,796
Thomas Lake       Eagan, MN            9.70 (D)       8.50        8.50      Aug. 1998    Aug.  2006      12,975,000       13,488,852
North Glen        Atlanta, GA          6.00           6.00        8.50      Aug. 1998    Aug.  2008      12,400,000       11,228,210
Greenway Manor    St. Louis, MO        9.05 (D)       8.50        8.50      Oct. 1998    Sept. 2006      12,850,000       13,020,536
Clarendon Hills   Hayward, CA          5.73 (B)       5.52        5.52      Dec. 2003    Dec.  2003      17,600,000       14,683,645
Cedar Creek       McKinney, TX         8.09           (A)         8.50      Dec. 1998    Dec.  2006       8,100,000        8,551,563
Sunset Terrace    Lancaster, CA        5.11           (A)         8.00      Feb. 1999    May   2007      10,350,000        8,095,850
                                                                                                       ------------     ------------
                                                                                                       $134,027,428     $123,429,743
                                                                                                       ============     ============

* The annualized interest rate paid represents the interest recorded by the Partnership while the stated interest rate represents the coupon rate of the FMB and the minimum pay rate represents the minimum rate payable pursuant to the applicable forbearance agreement, if any.

(A)  Pay rate is based on the net cash flow generated by the property.

(B) Includes contingent interest paid during the six months ended June 30, 1997.

(C) The actual annual pay rate is adjusted as of the property's fiscal year end based on audited financial statements to no less than the minimum pay rate.

(D)  Includes receipt of deferred base interest related to prior periods.

(E)  The FMBs are carried at their estimated fair values at June 30, 1997.

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (unaudited)

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


                                        Three Months Ended     Six Months Ended
                                             June 30,              June 30,
                                       -------------------   -------------------
                                         1997       1996       1997       1996
                                       -------------------   -------------------
PBP and affiliates:
   General and administrative          $  6,535   $  1,722   $ 16,266   $ 23,452
   Management fee                        83,985     83,985    167,969    167,969
                                       --------   --------   --------   --------
                                         90,520     85,707    184,235    191,421
                                       --------   --------   --------   --------
The Related General Partner
     and affiliates:
   General and administrative            34,952     20,585     46,644     35,585
   Loan servicing fees                   83,537     83,310    166,157    166,619
   Management fee                        83,984     83,984    167,969    167,969
                                       --------   --------   --------   --------
                                        202,473    187,879    380,770    370,173
                                       --------   --------   --------   --------
                                       $292,993   $273,586   $565,005   $561,594
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

     PSI owns 7,600 BUC$ at June 30, 1997.

     Several executive officers and directors of the Related General Partner own less than 1% of the outstanding BUC$.

     As of June 30 , 1997, the original owners of the underlying properties and obligors of the Cedar Creek, Cypress Run, Highpointe, Greenway Manor and Sunset Terrace FMBs have been replaced with affiliates of the Related General Partner who have not made equity investments. These entities have assumed the day-to-day responsibilities and obligations of the underlying properties. Buyers are being sought who would make equity investments in the underlying properties and assume the nonrecourse obligations for each of the FMBs.

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (unaudited)


NOTE 4 - Contingencies

     Previous quarterly and annual reports by the Partnership have disclosed the commencement and status of the putative class actions captioned Kinnes, et al.
v. Prudential Securities Group, Inc., et al., CV-93-654 (D.Az.), Connelly, et. al v. Prudential-Bache Securities, Inc., et al. 93 Civ. 713 (D. Az.), and Levine
v. Prudential-Bache Properties, Inc., et. al. 92 Civ. 52 (N.D., Ill.). These putative class actions were transferred along with certain other cases, by the Judicial Panel on Multidistrict Panel to a single judge of the United States District Court for the Southern District of New York (the "Court") for consolidated and coordinated pre-trial proceedings under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation, MDL Docket No. 1005 (the "Class Action"). As previously disclosed in the last quarterly report, the Related General Partner and certain of its affiliates entered in December 1996, into a stipulation of settlement with counsel for plaintiffs to settle the Class Action against the Related General Partner and certain of its affiliates (the "Related Settlement").

     On June 11, 1997, the Court issued orders that, inter alia, approved the solicitation statement describing in detail the transactions contemplated pursuant to the proposed Related Settlement, directed that it be mailed along with the class notice to the members of the class and rescheduled the settlement fairness hearing to consider the final approval of the Related Settlement for August 28, 1997. In accordance with the Court's orders, the solicitation statement and class notice were mailed to BUC$holders of the Partnership.

     There can be no assurance that the conditions to the closing of the proposed Related Settlement and the reorganization of the Partnership (as disclosed in previous quarterly and annual reports and in the solicitation statement and class notice) will be satisfied nor as to the time frame as to which the closing may occur. In the event that the Related Settlement is not consummated, the Related General Partner believes it has meritorious defenses to the Class Action and intends to defend this action vigorously.

NOTE 5 - Subsequent Events

     With respect to the Highpointe FMB, effective as of July 12, 1996, the Partnership entered into a purchase agreement with Chemical Bank (now "Chase Manhattan") which is secured by a pledge and assignment of the Partnership's Highpointe FMB (face amount of $8,900,000). The purpose of this transaction was to obtain an extension, to January 1998, of a Letter of Credit ("L/C") issued by Chemical Bank on behalf of Highpointe (RHA Inv., Inc.) to credit enhance $3,250,000 in pari-passu first mortgage "low floater" bonds ("Chemical Bonds"), which proceeds were used to complete construction of the project in 1989. Pursuant to the terms of the purchase agreement, the Partnership has agreed that, should the Chemical Bonds not otherwise be refinanced or the L/C replaced as of January 1998 or the Highpointe obligor defaults on its obligations under the Chemical Bonds, the Partnership will unconditionally purchase the bonds from Chemical Bank.

     On July 28, 1997 the Partnership entered into agreements with RHA Inv., Inc. (the obligor under the Highpointe FMB), American Tax Exempt Bond Trust ("American") a Related affiliate, and Chase Manhattan to effect a mandatory redemption of the Chemical Bonds and to immediately re-sell them at par to American pursuant to the terms of an Assignment and Assumption Agreement which is expected to be effective as of September 2, 1997. Upon redemption and assignment to American of these bonds, the Letter of Credit will be terminated and the pledge and assignment to Chase Manhattan of the Partnership's

                        SUMMIT TAX EXEMPT BOND FUND, L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (unaudited)

NOTE 5 - Subsequent Events (continued)

Highpointe FMB ($8,900,000) will be released.

     The Chemical Bonds to be owned by American ("American Bonds") will continue to be secured by a pari-passu first mortgage with the Highpointe FMB, they will no longer be credit enhanced and will carry a fixed rate of interest of 9% per annum, payable monthly. Other terms and conditions of the Chemical Bonds previously in effect will remain the same under the American Bonds.

     In August 1997, distributions of $1,660,000 and $34,000 were paid to the BUC$holders and General Partners, respectively, for the quarter ended June 30, 1997.

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

     At the beginning of the year, the Partnership had cash and temporary investments of approximately $1,894,000. After receipt of the net cash flow from operations of approximately $3,473,000, principal payments on promissory notes of approximately $60,000 and distributions of approximately $3,388,000, the Partnership ended the six months with approximately $2,039,000 in cash and temporary investments. The second quarter distribution of $1,660,000 ($.21 per BUC) was paid to BUC$holders in August 1997 from cash flow from operations. The Partnership anticipates funding future cash distributions from current and previously undistributed cash flow from operations. The restructuring of the FMBs in prior years and any future restructuring may result in the General Partners reducing the distributions to BUC$holders in future periods.

     Effective as of January 30, 1997, pursuant to the terms of a forbearance agreement executed in August 1995, the obligor of the Sunset Terrace FMB transferred the deed to the underlying Property to an affiliate of the Related General Partner, who made no equity investment in the Property but assumed day to day responsibilities of operations and obligations under the FMB. With respect to the Sunset Terrace FMB, the Partnership paid certain insurance premiums on January 31, 1997 in the amount of approximately $64,000 . This loan was recorded in operating income as a reduction of interest income from participating first mortgage bonds because the Sunset Terrace FMB is paying interest on a cash flow basis.

     In February and May of 1997, the Partnership made additional advances of approximately $111,000 and $99,000, respectively, to the obligor of the Cypress Run FMB (an affiliate of the Related General Partner) toward payment of certain capital improvements to cure deferred maintenance. These advances, as well as previous advances in April 1995 and December 1996 in the amounts of $721,000 and $274,000, respectively, toward payment of delinquent real estate taxes, all of which are fully reserved for (and accounted for as a reduction of interest income from Participating First Mortgage Bonds), were made pursuant to a demand note from the obligor for a loan amount up to $1,500,000 providing for interest only at 8.5% per annum, payable monthly. Principal is due on demand.

     With respect to the Highpointe FMB, effective as of July 12, 1996, the Partnership entered into a purchase agreement with Chemical Bank (now "Chase Manhattan") which is secured by a pledge and assignment of the Partnership's Highpointe FMB (face amount of $8,900,000). The purpose of this transaction was to obtain an extension, to January 1998, of a Letter of Credit ("L/C") issued by Chemical Bank on behalf of Highpointe (RHA Inv., Inc.) to credit enhance $3,250,000 in pari-passu first mortgage "low floater" bonds ("Chemical Bonds"), which proceeds were used to complete construction of the project in 1989. Pursuant to the terms of the purchase agreement, the Partnership has agreed that, should the Chemical Bonds not otherwise be refinanced or the L/C replaced as of January 1998 or the Highpointe obligor defaults on its obligations under the Chemical Bonds, the Partnership will unconditionally purchase the bonds from Chemical Bank.

     On July 28, 1997 the Partnership entered into agreements with RHA Inv., Inc. (the obligor under the Highpointe FMB), American Tax Exempt Bond Trust ("American") a Related affiliate, and Chase Manhattan to effect a mandatory redemption of the Chemical Bonds and to immediately re-sell them at par to American pursuant to the terms of an Assignment and Assumption Agreement which is expected to be effective as of September 2, 1997. Upon redemption and assignment to American of these bonds, the Letter of Credit will be terminated and the pledge and assignment to Chase Manhattan of the Partnership's Highpointe FMB ($8,900,000) will be released.

     The Chemical Bonds to be owned by American ("American Bonds") will continue to be secured by a pari-passu first mortgage with the Highpointe FMB, they will no longer be credit enhanced and will carry a fixed rate of interest of 9% per annum, payable monthly. Other terms and conditions of the Chemical Bonds previously in effect will remain the same under the American Bonds.

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

     Management is not aware of any trends or events, commitments or uncertainties which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. The Partnership's investments in FMBs are secured by a Partnership interest in properties which are diversified by location so that if one area of the country is experiencing downturns in the economy, the remaining properties may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the economy.

Results of Operations

     Net income decreased approximately $15,000 and $328,000, respectively, for the three and six months ended June 30, 1997 as compared to 1996 for the reasons discussed below.

     Interest income from FMBs decreased approximately $24,000 and $287,000, respectively, for the three and six months ended June 30, 1997 as compared to 1996 primarily due to loans to Cypress Run in February and May 1997, which were fully reserved for and accounted for as a reduction of interest from the FMB, a decrease due to the payment of insurance premiums related to the underlying property of the Sunset Terrace FMB in the first quarter of 1997, which was recorded as a reduction of income, partially offset by the receipt of deferred base interest from the Thomas Lake FMB in the first and second quarters of 1997 and the receipt of contingent interest from the Clarendon Hills FMB in the second quarter of 1997.

     Interest income from temporary investments decreased approximately $5,000 for the six months ended June 30, 1997 as compared to 1996 primarily due to lower cash and temporary investment balances in 1997.

     General and administrative expenses increased approximately $13,000 and $22,000, respectively, for the three and six months ended June 30, 1997 as compared to 1996 primarily due to an increase in cost and expense reimbursements to the General Partners in the second quarter of 1997 and an overaccrual of audit fees at December 31, 1995.

     Legal expenses decreased approximately $34,000 and $19,000, respectively, for the three and six months ended June 30, 1997 as compared to 1996 primarily due to legal costs incurred with respect to the Highpointe letter of credit in the second quarter of 1996. The decrease for the three months was partially offset by an increase in the first quarter of 1997 due to legal costs incurred with respect to finalization of the Cypress Run bankruptcy proceedings and related issues.

General

     The determination as to whether it is in the best interest of the Partnership to enter into forbearance agreements on the FMBs or, alternatively, to pursue its remedies under the loan documents, including foreclosure, is based upon several factors including, but not limited to, property performance, owner cooperation and projected legal costs.

     Certain property owners have, at times, supplemented the cash flow generated by the properties to meet the required FMB interest payments. There can be no assurance that in the future any property owner will elect to supplement property cash flow to satisfy bond interest requirements, if necessary. No property owner made supplementary payments during the six months ended June 30, 1997 and 1996.

Property Information

The following table lists the FMBs the Partnership owns together with occupancy rates of the underlying properties as of June 30, 1997:

                                                                                                 Annualized
                                                                                                  Interest
                                                                                                  Rate Paid
                                                                                                 for the six        Minimum
                                                                                 Stated          months ended     Pay Rate at
                                                                                Interest           June 30,         June 30,
Property            Location               Face Amount        Occupancy           Rate*              1997*            1997*
--------            --------               ------------       ---------         --------        ---------------   ------------
The Mansion         Independence, MO       $ 19,450,000          99.6%             5.23%           6.64% (B)          5.23%
Martin's Creek      Summerville, SC           7,300,000          99.0              8.25            7.19  (C)          8.25
East Ridge          Mt. Pleasant, SC          8,700,000          95.4              8.25            8.08  (C)          8.25
Highpointe
  Club              Harrisburg, PA            8,900,000          99.2              8.50            6.80               (A)
Cypress Run         Tampa, FL                15,402,428          92.8              8.50            5.89               (A)
Thomas Lake         Eagan, MN                12,975,000          99.1              8.50            9.70  (D)          8.50
North Glen          Atlanta, GA              12,400,000          92.9              8.50            6.00               6.00
Greenway
  Manor             St. Louis, MO            12,850,000          99.4              8.50            9.05  (D)          8.50
Clarendon Hills     Hayward, CA              17,600,000          99.6              5.52            5.73  (B)          5.52
Cedar Creek         McKinney, TX              8,100,000          94.7              8.50            8.09               (A)
Sunset Terrace      Lancaster, CA            10,350,000          95.6              8.00            5.11               (A)
                                           ------------
                                           $134,027,428
                                           ============

* The annualized interest rate paid represents the interest recorded by the Partnership while the stated interest rate represents the coupon rate of the FMB and the minimum pay rate represents the minimum rate payable pursuant to the applicable forbearance agreement, if any.

(A)  Pay rate is based on net cash flow generated by the property.

(B) Includes contingent interest paid during the six months ended June 30, 1997.

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

     Solicitation information was mailed to BUC$holders in connection with the proposed Related Settlement (see Note 4 to the financial statements filed herewith in Item 1 of Part I of the Registrant's Quarterly Report).

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


                        SUMMIT TAX EXEMPT BOND FUND, L.P.



                               By: Related Tax Exempt Bond Associates, Inc. A Delaware corporation, General Partner



Date:  August 13, 1997              By: /s/ Alan P. Hirmes
                                        ------------------------------
                                        Alan P. Hirmes
                                        Vice President
                                         (Principal Financial Officer)




Date: August 13, 1997               By: /s/ Richard A. Palermo
                                        ------------------------------
                                        Richard A. Palermo
                                        Treasurer
                                         (Principal Accounting Officer)



                                By: Prudential-Bache Properties, Inc.
                                    A Delaware corporation, General Partner



Date:  August 13, 1997              By: /s/ Eugene D. Burak
                                        ------------------------------
                                        Eugene D. Burak
                                        Vice President